Form 10-Q
period 1995-03-31
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1995-05-11
CIK 796333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
          OF 1934

(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1995
                               ----------------------------

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended       March 31, 1995        Commission file number   0-15747

                          Brown-Flournoy Equity Income Fund Limited Partnership
                         (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                         58-1688140
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                  Identification Number)



     225 East Redwood Street, Baltimore, Maryland                      21202
       (Address of Principal Executive Offices)                     (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

                                                 N/A
                         (Former Name, Former Address, and Former Fiscal Year,
                                 if Changed Since Last Report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                             No

                      BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP




                                              INDEX



                                                                   Page No.
Part I.  Financial Information

     Item 1.   Financial Statements

               Balance Sheets                                         1
               Statements of Operations                               2
               Statements of Partners' Capital                        3
               Statements of Cash Flows                               4
               Notes to Financial Statements                         5-6


     Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations   7-8


Part II.Other Information

     Item 1. through Item 6.                                         9

     Signatures                                                     10

 BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                    Balance Sheets
                      (Unaudited)


                                                         March 31,        December 31,
                                                            1995              1994
Assets

  Investment in real estate                            $ 15,624,679      $ 15,867,064
  Cash and cash equivalents                               1,715,320         1,738,073
  Other assets
    Accounts receivable, including $15,000 and $23,533
       due from affiliates, respectively                     34,678            46,958
    Prepaid expenses                                         48,335            66,482
    Loan fees, less accumulated amortization
      of $414,215 and $395,668, respectively                105,100           123,647

      Total other assets                                    188,113           237,087

  Total assets                                         $ 17,528,112      $ 17,842,224


Liabilities and Partners' Capital

  Accounts payable and accrued expenses including
    $33,030 and $26,602 due to affiliates, respectively$    389,518      $    447,430
  Tenant security deposits                                  125,290           123,616
  Mortgage loans payable                                 20,296,504        20,326,886

    Total liabilities                                    20,811,312        20,897,932


  Partners' Capital
    General Partners                                       (220,207)         (215,657)
    Limited Partners
      Class A - $1,000 stated value per unit;
        27,000 units outstanding                         (3,063,093)       (2,840,151)
      Class B                                                   100               100

    Total partners' capital                              (3,283,200)       (3,055,708)

  Total liabilities and partners' capital              $ 17,528,112      $ 17,842,224

    See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

        Statements of Operations
  For the three months ended March 31,
              (Unaudited)


                                             1995             1994

Revenues
  Rental income                         $ 1,132,960      $ 1,093,688
  Interest income                            16,763           13,045

                                          1,149,723        1,106,733


Expenses
  Compensation and related benefits         109,919           96,042
  Utilities                                  59,083           69,628
  Property taxes                             89,913           92,518
  Insurance                                  18,147           13,150
  Advertising                                15,555           14,654
  Maintenance and repairs                    99,076           77,630
  Property management fee                    56,648           54,684
  Other                                       8,428            5,016
  Administrative and professional fees       21,135           27,619
  Interest expense                          487,343          488,557
  Depreciation of property and equipment    255,666          255,255
  Amortization of loan fees                  18,547           18,547

                                          1,239,460        1,213,300

Net loss                                 $  (89,737)      $ (106,567)


Net loss per Unit of Class A
  limited partnership interest           $    (3.26)      $    (3.87)
See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the three months ended March 31,
        (Unaudited)


                                          Class A     Class B
                              General     Limited     Limited
                              Partners    Partner     Partners     Total


Balance at December 31, 1994$ (215,657)$ (2,840,151)$      100 $ (3,055,708)

Net loss                        (1,795)     (87,942)          -     (89,737)

Distributions to partners       (2,755)    (135,000)         -     (137,755)


Balance at March 31, 1995   $ (220,207)$ (3,063,093)$      100 $ (3,283,200)



Balance at December 31, 1993$ (196,405)$ (1,096,782)$      100 $ (1,293,087)

Net loss                        (2,131)    (104,436)          -    (106,567)

Distributions to partners       (2,755)    (135,000)          -    (137,755)


Balance at March 31, 1994   $ (201,291)$ (1,336,218)$      100 $ (1,537,409)

See accompanying notes to financial statements

  BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                 Statements of Cash Flows
           For the three months ended March 31,
                       (Unaudited)

                                                              1995               1994

Cash flow from operating activities
   Net loss                                               $  (89,737)     $       (106,567)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation of property and equipment                255,666               255,255
       Amortization of organization and start-up costs
        and loan fees                                         18,547                18,547
       Changes in assets and liabilities:
         Decrease in accounts receivable                      12,280                 3,934
         Decrease in prepaid expenses                         18,147                13,150
         Decrease in accounts payable and accrued expenses   (57,912)              (96,878)
         Increase (decrease) in tenant security deposits       1,674                  (920)

Net cash provided by operating activities                    158,665                86,521

Cash flows from investing activities-
   additions to investment in real estate                    (13,281)                     -

Cash flows from financing activities
   Decrease in mortgage loans payable                        (30,382)                     -
   Distributions to investors                               (137,755)             (137,755)

Net cash used in financing activities                       (168,137)             (137,755)

Net decrease in cash and cash equivalents                    (22,753)              (51,234)

Cash and cash equivalents:
   Beginning of period                                     1,738,073             2,265,838

   End of period                                          $1,715,320      $      2,214,604

      See accompanying notes to financial statements

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)


(1)     The Fund and Basis of Preparation

        The accompanying financial statements of Brown-Flournoy Equity Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1994 Annual Report.


(2)     Investment in Real Estate

        Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and is summarized as follows:

                                                                 March 31, 1995            Dec. 31, 1994
                                                                 --------------            -------------
              Land                                                      $  1,205,950              $  1,205,950
              Buildings                                                 20,134,515                20,134,515
              Furniture, fixtures and equipment                         2,126,853                 2,113,572
                                                                        --------------            --------------
                                                                        23,467,318                23,454,037
              Less:  accumulated depreciation                           7,842,639                 7,586,973
                                                                        --------------            --------------
              Total                                                     $15,624,679               $15,867,064
                                                                        ========                  ========


(3)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                                 March 31, 1995             Dec. 31, 1994
                                                                 --------------             -------------
        Cash and money market                                           $  738,496                $  772,440
        Certificates of deposit with interest rates
              ranging from  4.25% to 5.75% in 1995
              and 3.05%  to 4.25% in 1994                               976,824                   965,633
                                                                 --------------            --------------
                                                                        $1,715,320           $1,738,073
                                                                        ========                  ========

                                                    -5-

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)


(4)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $13,846 and $9,503 in the quarters ended March 31, 1995 and 1994, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $56,648 and $54,684 representing 5% of gross monthly operating revenues from the properties during the quarters ended March 31, 1995 and 1994, respectively.


(5)     Mortgage Loans Payable

        The first mortgage loans are secured by the land, apartment units and all other improvements on the four apartment properties. These loans are for an original term of 7 years with interest only payments at 9.6%. Beginning in October, 1994 and thereafter, monthly payments will be based on a 30-year amortization schedule with a balloon payment due at the end of the 7 year term. Interest expense of $487,576 and $488,557 was paid during the quarters ended March 31, 1995 and 1994, respectively.


(6)     Net Loss per Class A Limited Partnership Interest

        Net loss per Class A Limited Partnership interest as disclosed on the statements of operations is based upon 27,000 weighted average units outstanding during the quarters ended March 31, 1995 and 1994.


(7)     Subsequent Event

        On April 21, 1995, the Fund made a special distribution totalling $275,510 from settlement proceeds resulting from the lawsuit the Fund settled during the fourth quarter of 1995, with the manufacturer of defective polybutylene piping which was utilized at one of the properties. Each Class A Limited Partner received $10 per unit.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Liquidity and Capital Resources

        At March 31, 1995, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,590,030 and accounts payable and accrued expenses of $389,518. Restricted cash represents amounts retained from tenants for security deposits and totaled $125,290 at March 31, 1995. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

        Cash and cash equivalents decreased $22,753 during the first quarter of 1995. This decrease represents the net effect of $158,665 in cash provided by operating activities, $13,281 utilized for capital expenditures, paydown of first mortgage balances of $30,382 and distributions to investors of $137,755.

        In May, 1995 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the first quarter. On April 21, 1995 the Fund made an additional distribution to investors of approximately $275,000, representing proceeds received during 1994 from the settlement of a lawsuit regarding polybutylene piping utilized in the construction of one of the properties.

        The provisions of the mortgages for each of the Fund's four properties required principal amortization of the loans, beginning in October, 1994. As a result, debt service payments increased approximately $10,000 per month, in aggregate. Current operating results indicate that this increased debt service will be adequately funded from cash provided by operations.

        The Fund's management anticipates incurring certain capital expenditures during the second, third and fourth quarters of 1995, primarily to paint two of the Fund's properties. The cost of these expenditures is estimated at approximately $110,000 and will be adequately funded from cash provided by operations and available cash reserves.

        Currently, there are no material commitments for capital expenditures or other uses of cash, other than ongoing debt service.

Results of Operations

        Rental revenues for the first quarter of 1995 were approximately 3.6% higher than the same period in 1994. This increase is primarily the result of rental rate increases implemented at the Fund's properties throughout 1994 and early 1995. Interest income for the quarter was higher than the same period in 1994, primarily due to higher available interest rates in 1995.

        Total expenses during the first quarter of 1995 were consistent with same period in 1994. The only notable change was represented by an increase in maintenance and repairs of approximately $22,000. This increase is primarily associated with certain non-recurring repairs made to parking lots and access roads during the first quarter.

        Overall occupancy for the Fund's properties averaged 92% during the first quarter of 1995, a slight decrease from the first quarter of 1994's average of 94%. This decrease is primarily the result of aggressive rental rate increases implemented during the first quarter. Rents were increased 6%, on average, in January, resulting in a temporary increase in turnover. While occupancy increased slightly, the magnitude of the rent increases caused an overall rise in total income.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Results of Operations (continued)

        Occupancy averaged 95% during the first quarter at the Hidden Lake property in Union City, Georgia. Rents were increased $20 to $60 per unit in January. While occupancy initially declined in response to the higher rent levels, total income remained at historical levels, due in part to higher income from corporate rental units. Leasing efforts have been improved due, in part, to the property's painting during 1994 and occupancy by the middle of April was above 96%.

        The High Ridge property, located in Athens, Georgia, achieved an average occupancy during the quarter of 96%, 1% lower than same period in 1994. Rents were increased $35 to $50 per unit during the quarter, contributing to a 6% increase in total income as compared to the same period in 1994. The increase in rents brought the property to levels consistent with amounts being charged by a newly constructed property nearby. While the addition of new units to the market has heightened competition for the property, it has also provided an opportunity to set a new, and higher, level for Class A property rents.

        Occupancy at the Park Place property in Spartanburg, South Carolina, averaged 85% during first quarter, a decrease from the 1994 first quarter average of 87%. In spite of the lower occupancy, management believed there remained an opportunity to achieve higher rent levels from current tenants. A rental rate increase averaging $35 per unit was implemented in January, contributing to an $11,000 increase in total income as compared to the same period in 1994. Management continues to examine the leasing challenges of the market, in an effort to best position the property to compete. In order to improve the overall aesthetic appeal of the community, management plans to paint the property and reseal the parking lot during 1995.

        The Southland Station property, located in Warner Robins, Georgia, achieved an average occupancy during the quarter of 93%, as compared to 97% during the first quarter of 1994. Rents, which were increased an average of $50 per unit during 1994, were raised again during the first quarter an average of $40 per unit. These increases contributed to a $10,000 increase in total income, as compared to the same period in 1994. Management intends to paint the property during 1995, which should enhance leasing efforts.

        All four properties remain in excellent condition.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


                           PART II. OTHER INFORMATION




Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)  Exhibits:   None.

                  b)  Reports on Form 8-K:  None.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP




                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BROWN-FLOURNOY EQUITY INCOME FUND
                                                   LIMITED PARTNERSHIP



DATE:     5/9/95                           By:       /s/ John M. Prugh
                                           John M. Prugh
                                           President and Director
                                           Brown Equity Income Properties, Inc.
                                           Administrative General Partner



DATE:     5/9/95                           By:      /s/ Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Treasurer
                                           Brown Equity Income Properties, Inc.
                                           Administrative General Partner