Form 10-Q
period 1995-06-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1995-08-10
CIK 796333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
          OF 1934

(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                               ----------------------------

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended       June 30, 1995        Commission file number   0-15747

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

  BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                     Balance Sheets
                       (Unaudited)


                                                            June 30,        December 31,
                                                              1995              1994
Assets

  Investment in real estate                              $ 15,391,306      $ 15,867,064
  Cash and cash equivalents                                 1,649,079         1,738,073
  Other assets
    Accounts receivable, including $15,000 and
      $23,533 due from affiliates, respectively                12,087            46,958
    Prepaid expenses                                           30,418            66,482
    Loan fees, less accumulated amortization
      of $432,762 and $395,668, respectively                   86,553           123,647

  Total other assets                                          129,058           237,087

Total assets                                             $ 17,169,443      $ 17,842,224


Liabilities and Partners' Capital

  Accounts payable and accrued expenses including
    $32,539 and $26,602 due to affiliates, respectively  $    565,690      $    447,430
  Tenant security deposits                                    134,919           123,616
  Mortgage loans payable                                   20,266,856        20,326,886

  Total liabilities                                        20,967,465        20,897,932


  Partners' Capital
    General Partners                                         (230,503)         (215,657)
    Limited Partners
      Class A - $1,000 stated value per unit;
        27,000 units outstanding                           (3,567,619)       (2,840,151)
      Class B                                                     100               100

  Total partners' capital                                  (3,798,022)       (3,055,708)

Total liabilities and partners' capital                  $ 17,169,443      $ 17,842,224











     See accompanying notes to financial statements

                           -1-

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

        Statements of Operations
              (Unaudited)


                                         Three months ended       Six months ended
                                          June 30,    June 30,     June 30,    June 30,
                                            1995        1994         1995        1994
Revenues:
  Rental income                         $1,134,524 $ 1,095,956   $2,267,484 $ 2,189,644
  Interest income                           16,767       9,417       33,530      22,462

                                         1,151,291   1,105,373    2,301,014   2,212,106


Expenses:
  Compensation and related benefits        106,939     110,890      216,858     206,932
  Utilities                                 62,619      61,174      121,702     130,802
  Property taxes                            89,913      92,518      179,826     185,036
  Insurance                                 18,147      13,151       36,294      26,301
  Advertising                               18,490      17,448       34,045      32,102
  Maintenance and repairs                  108,030      81,909      207,106     159,539
  Property management fee                   56,726      54,798      113,374     109,482
  Other                                      8,120       6,240       16,548      11,256
  Administrative and professional fees      21,332      23,642       42,467      51,261
  Interest expense                         488,319     488,557      975,662     977,114
  Depreciation of property and equipment   255,666     255,255      511,332     510,510
  Amortization of loan fees                 18,547      18,547       37,094      37,094

                                         1,252,848   1,224,129    2,492,308   2,437,429

Net loss                                $ (101,557) $ (118,756)  $ (191,294) $ (225,323)


Net loss per Unit of Class A limited
  partnership interest                  $    (3.69) $    (4.31)  $    (6.94) $    (8.18)


















See accompanying notes to financial statements

                  -2-

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the six months ended June 30,
        (Unaudited)


                                          Class A     Class B
                              General     Limited     Limited
                              Partners    Partner     Partners     Total


Balance at December 31, 1994$ (215,657)$ (2,840,151)$      100 $ (3,055,708)

Net loss                        (3,826)    (187,468)          -    (191,294)

Distributions to partners      (11,020)    (540,000)          -    (551,020)


Balance at June 30, 1995    $ (230,503)$ (3,567,619)$      100 $ (3,798,022)



Balance at December 31, 1993$ (196,405)$ (1,096,782)$      100 $ (1,293,087)

Net loss                        (4,506)    (220,817)          -    (225,323)

Distributions to partners:
     Operations                 (5,510)    (270,000)          -    (275,510)
     Financing proceeds               -    (800,000)          -    (800,000)


Balance at June 30, 1994    $ (206,422)$ (2,387,598)$      100 $ (2,593,920)



                 See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

              Statements of Cash Flows
         For the six months ended June 30,
                    (Unaudited)

                                                        1995              1994

Cash flow from operating activities:
   Net loss                                         $ (191,294)     $      (225,323)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation of property and equipment          511,332              510,510
       Amortization of loan fees                        37,094               37,094
       Changes in assets and liabilities:
         Decrease in accounts receivable                34,871                2,908
         Decrease in prepaid expenses                   36,064               26,300
         Increase (decrease) in accounts payable and
           accrued expenses                            118,260                 (398)
         Increase in tenant security deposits           11,303                2,096

Net cash provided by operating activities              557,630              353,187

Cash flows from investing activities-
   additions to investment in real estate              (35,574)                    -

Cash flows from financing activities
   Decrease in mortgage loans payable                  (60,030)                    -
   Distributions to investors                         (551,020)          (1,075,510)

Net cash used in financing activities                 (611,050)          (1,075,510)


Net decrease in cash and cash equivalents              (88,994)            (722,323)

Cash and cash equivalents:
   Beginning of period                               1,738,073            2,265,838

   End of period                                    $1,649,079      $     1,543,515
















   See accompanying notes to financial statements

                        -4-

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