Form 10-Q
period 1995-09-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1995-11-13
CIK 796333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
          OF 1934

(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               ----------------------------

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended   September 30, 1995        Commission file number   0-15747

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

 BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                    Balance Sheets
                      (Unaudited)


                                                        September 30,      December 31,
                                                            1995               1994
Assets

  Investment in real estate                            $  15,165,005      $ 15,867,064
  Cash and cash equivalents                                1,456,776         1,738,073
  Other assets
    Accounts receivable, including $157,896 and
      $23,533 due from affiliates, respectively              174,957            46,958
    Prepaid expenses                                          12,351            66,482
    Loan fees, less accumulated amortization
      of $451,309 and $395,668, respectively                  68,006           123,647

  Total other assets                                         255,314           237,087

Total assets                                           $  16,877,095      $ 17,842,224


Liabilities and Partners' Capital

  Accounts payable and accrued expenses including
    $25,564 and $26,602 due to affiliates, respectively$     618,180      $    447,430
  Tenant security deposits                                   138,252           123,616
  Mortgage loans payable                                  20,233,573        20,326,886

  Total liabilities                                       20,990,005        20,897,932


  Partners' Capital
    General Partners                                        (236,801)         (215,657)
    Limited Partners
      Class A - $1,000 stated value per unit;
        27,000 units outstanding                          (3,876,209)       (2,840,151)
      Class B                                                    100               100

  Total partners' capital                                 (4,112,910)       (3,055,708)

Total liabilities and partners' capital                $  16,877,095      $ 17,842,224





    See accompanying notes to financial statements

                          -1-




BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

        Statements of Operations
              (Unaudited)


                                         Three months ended             Nine months ended
                                         September 30,  September 30,   September 30,  September 30,
                                             1995           1994            1995           1994

Revenues
  Rental income                         $   1,180,371 $    1,116,492   $   3,447,855 $    3,306,136
  Interest income                              18,101         11,699          51,631         34,161

                                            1,198,472      1,128,191       3,499,486      3,340,297


Expenses
  Compensation and related benefits           115,906        108,560         332,764        315,492
  Utilities                                    69,969         71,244         191,671        202,046
  Property taxes                               87,007         71,110         266,833        256,146
  Insurance                                    18,329         13,111          54,623         39,412
  Advertising                                  25,934         16,194          59,979         48,296
  Maintenance and repairs                     210,704        121,138         417,810        280,677
  Property management fee                      59,019         55,675         172,393        165,157
  Other                                         9,113          9,263          25,661         20,519
  Administrative and professional fees         22,490         25,761          64,957         77,022
  Interest expense                            484,182        488,556       1,459,844      1,465,670
  Depreciation of property and equipment      254,405        258,425         765,737        768,935
  Amortization of loan fees                    18,547         18,547          55,641         55,641

                                            1,375,605      1,257,584       3,867,913      3,695,013

Net loss                                $    (177,133) $    (129,393)  $    (368,427) $    (354,716)


Net loss per Unit of Class A limited
  partnership interest                  $       (6.43) $       (4.70)  $      (13.37) $      (12.87)





See accompanying notes to financial statements



BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the nine months ended September 30,
         (Unaudited)


                                           Class A     Class B
                               General     Limited     Limited
                               Partners    Partner     Partners     Total


Balance at December 31, 1994 $ (215,657)$ (2,840,151)$      100 $ (3,055,708)

Net loss                         (7,369)    (361,058)          -    (368,427)

Distributions to partners       (13,776)    (675,000)          -    (688,775)


Balance at September 30, 1995$ (236,801)$ (3,876,209)$      100 $ (4,112,910)



Balance at December 31, 1993 $ (196,405)$ (1,096,782)$      100 $ (1,293,087)

Net loss                         (7,094)    (347,622)          -    (354,716)

Distributions to partners:
     Operations                  (8,265)    (405,000)          -    (413,265)
     Financing proceeds                -    (800,000)          -    (800,000)


Balance at September 30, 1994$ (211,765)$ (2,649,403)$      100 $ (2,861,068)




See accompanying notes to financial statements



   BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                 Statements of Cash Flows
          For the nine months ended September 30,
                        (Unaudited)

                                                               1995              1994


Cash flow from operating activities
   Net loss                                                $ (368,427)     $      (354,716)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation of property and equipment                 765,737              768,935
       Amortization of loan fees                               55,641               55,641
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable          (127,999)               2,923
         Decrease in prepaid expenses                          54,131               37,812
         Increase  in accounts payable and accrued expenses   170,750              106,988
         Increase in tenant security deposits                  14,636                1,091

Net cash provided by operating activities                     564,469              618,674

Cash flows from investing activities-
   additions to investment in real estate                     (63,678)             (38,849)

Cash flows from financing activities
   Decrease in mortgage loans payable                         (93,313)                    -
   Distributions to investors                                (688,775)          (1,213,265)

Net cash used in financing activities                        (782,088)          (1,213,265)


Net decrease in cash and cash equivalents                    (281,297)            (633,440)

Cash and cash equivalents
   Beginning of period                                      1,738,073            2,265,838

   End of period                                           $1,456,776      $     1,632,398



      See accompanying notes to financial statements



                          BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                       Notes to Financial Statements
                                            September 30, 1995
                                               (Unaudited)

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


         (2)      Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and is summarized as follows:

                                          September 30, 1995 December 31, 1994

         Land                                   $ 1,205,950     $ 1,205,950
         Buildings                               20,134,515      20,134,515
         Furniture, fixtures and equipment        2,177,250       2,113,572
                                             --------------  --------------
                                                 23,517,715      23,454,037
         Less:  accumulated depreciation          8,352,710       7,586,973
                                             --------------  --------------
                         Total                  $15,165,005     $15,867,064
                                                 ==========      ==========


         (3)  Cash and Cash Equivalents

        The  Fund  considers  all  highly  liquid   investments   with  original
        maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.
                                          September 30, 1995  December 31, 1994
        Cash and money market                     $ 451,691      $  772,440
        Certificates of deposit with interest rates
             ranging from  4.25% to 5.9% in 1995
             and 3.05%  to 4.25% in 1994          1,005,085         965,633
                                             --------------   --------------
                                                 $1,456,776      $1,738,073
                                                  ========        ========

        4)    Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $6,490 and $10,137 in the quarters ended September 30, 1995 and 1994, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $59,019 and $55,675 representing 5% of gross monthly operating revenues from the properties during the quarters ended September 30, 1995 and 1994, respectively.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                          Notes to Financial Statements
                                               September 30, 1995
                                                  (Unaudited)


        (5)   Mortgage Loans Payable

        The first mortgage loans are secured by the land, apartment units and all other improvements on the four apartment properties. These loans are for an original term of 7 years with interest only payments at 9.6%. Beginning in October, 1994 and thereafter, monthly payments will be based on a 30-year amortization schedule with a balloon payment due at the end of the 7 year term. Interest expense of $484,685 and $488,556 was paid during the quarters ended September 30, 1995 and 1994, respectively.


        (6)   Special Distribution

        On April 21, 1995, the Fund made a special distribution totalling $275,510 from settlement proceeds resulting from the lawsuit the Fund settled during the fourth quarter of 1995, with the manufacturer of defective polybutylene piping which was utilized at one of the properties. Each Class A Limited Partner received $10 per unit.


        (7)   Net Loss per Unit of Class A Limited Partnership Interest

        Net loss per Class A Limited Partnership interest is disclosed on the Statements of Operations and is based upon 27,000 units outstanding.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1995, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,318,524 and accounts payable and accrued expenses of $618,180. Restricted cash represents amounts retained from tenants for security deposits and totaled $138,252 at September 30, 1995. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents decreased $192,303 during the third quarter of 1995. This decrease represents the net effect of $6,839 in cash provided by operating activities, $28,104 of capital expenditures, $33,283 in mortgage principal payments, and an August 1995 distribution to investors of $137,755. Cash provided by operating activities reflects an increase in amounts due from affiliates of $142,896. This increase was associated with the payment of common property related expenses on behalf of certain properties that are owned by affiliates of one of the Partnership's General Partners. Subsequent to the end of the third quarter, this balance was reduced to more normal levels via a reimbursement from the affiliate entities.

         In mid November, 1995 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the third quarter.

         Currently, there are no material commitments for capital expenditures or other uses of cash, except for ongoing debt service which is anticipated to be adequately funded from cash provided by operations.


Results of Operations

         Rental revenues for the third quarter and first nine months of 1995 were approximately 6% and 4% higher, respectively, than the same periods in 1994. This increase is primarily attributable to rental rate increases implemented at the Fund's properties over the past several quarters. The most significant improvement in rental revenues for the quarter was experienced at the Park Place property, which experienced average occupancy during the quarter of 96%, 6% greater than the same period in 1994.

         Interest income increased during the third quarter and first nine months of 1995 as compared to the same periods in 1994 due to higher interest rates.

         Total expenses during the quarter and nine months ended September 30, 1995 were approximately 9% and 5% higher than the same periods in 1994. This increase was primarily attributable to the costs of painting the Park Place and Southland Station properties during the third quarter at a total cost of approximately $103,000. This compares to painting costs incurred during the third quarter of 1994 of approximately $60,000, representing nearly two thirds of the total costs for painting the High Ridge and Hidden Lake properties last year. Additional repairs and maintenance charges during the third quarter of 1995 included concrete repairs at Park Place and approximately $10,000 in roofing repairs at Southland Station, representing the deductible from an insurance claim associated with hurricane damage incurred in August.

         Overall occupancy for the Fund's four properties averaged 94% during the third quarter, consistent with the third quarter of 1994 and down slightly from the average 95% experienced during the first two quarters of 1995.
Occupancy remained generally stable at the Hidden Lake and High Ridge properties, averaging 96% at both during the quarter. An intensive marketing effort at Park Place has improved occupancy at the property from 90% during the third quarter of 1994, to its current level of 96%. However, the Southland Station property has experienced a decline in occupancy in recent months due to continued home purchasing in the area.

             BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations (continued)

         Rental revenues during the third quarter at the Hidden Lake property, located in Union City, Georgia, were 6% higher than the same period in 1994. The property appears to have benefitted from its improved curb appeal resulting from 1994's painting efforts, as well as recent road repairs. The stable occupancy levels at or above 95% have allowed management to completely eliminate concessions and further tighten their tenant credit requirements.

         The High Ridge property, located in Athens, Georgia, appears to have been little impacted from additional competition from a nearby newly constructed community. Occupancy has been maintained above 95% for most of 1995, while management continues to increase rents on the most popular unit types. In August, a rental rate increase of $20 to $50 per unit was implemented on several unit types. Total revenues during the quarter were 8% higher than the third quarter of 1994. This pace should continue as leasing efforts are further bolstered by improved curb appeal from the recent painting of the property.

         During the second and third quarters of 1995, management at the Park Place property, located in Spartanburg, South Carolina, undertook an intensive study of the market and the property's competitive position. As a result of this study, certain marketing strategies were implemented, including revised advertising materials and direct marketing to local businesses. These efforts, combined with the property's recent painting and other aesthetic improvements, have contributed to a significant improvement in operations. Occupancy during the quarter, which averaged 96%, was 6% higher than the same period in 1994 and 8% higher than the second quarter of 1995. Rental revenues were 10% higher than the third quarter of 1994. While leasing efforts will continue to be challenged by the strong propensity toward home buying and continued new construction in the area, management believes that the recent marketing and aesthetic changes will allow the property to continue to compete well in this marketplace.

         The Southland Station property, located in Warner Robbins, Georgia, experienced a sharp decline in occupancy during the third quarter due to several residents moving out to purchase new homes. While the news that the nearby Warner Robbins Air Force Base would not be included in the latest round of military base closures should provide ongoing stability to the market, many residents reacted by solidifying their commitment to the area via a new home purchase. While occupancy declined to an average of 88% during the quarter, total revenues were actually 1% greater than the same period in 1994. The ability to keep pace with prior periods' performance was due to the high level of corporate units which provide a $900 per unit rental premium, as well as rental rate increases implemented during the first quarter.

         All four properties remain in excellent physical condition.

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



                                     BROWN-FLOURNOY EQUITY INCOME FUND
                                             LIMITED PARTNERSHIP



        DATE:  11/9/95               By:  /s/ John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown Equity Income Properties, Inc.
                                         Administrative General Partner



        DATE:  11/9/95               By:  /s/ Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown Equity Income Properties, Inc.
                                         Administrative General Partner