Form 10-K
period 1995-12-31
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1996-03-29
CIK 796333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
{ X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended        December 31, 1995
                               ----------------------------

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

          Title of each class      Name of each exchange on which registered

                None

Securities registered pursuant to section 12(g) of the Act:

                     Class A Limited Partnership Interests
                                (Title of class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                             No

     As of December 31, 1995, there were 26,900 Units of Class A Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.
                      Documents Incorporated by Reference

  Portions of the Prospectus of Registrant, dated August 28, 1986, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended and the Supplements thereto, are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K. The Annual Report for 1995 is incorporated by reference.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP







                                                       INDEX

                                                             Page(s)

Part I


     Item 1.  Business                                                   3
     Item 2.  Properties                                                 4
     Item 3.  Legal Proceedings                                          4
     Item 4.  Submission of Matters to a Vote of Security Holders        4


Part II.


     Item 5.  Market for Registrant's Common Equity
                  and Related Stockholder Matters                      4-5
     Item 6.  Selected Financial Data                                    5
     Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  5-7
     Item 8.  Financial Statements and Supplementary Data                7
     Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    8

Part III.

     Item 10. Directors and Executive Officers of the Registrant       8-9
     Item 11. Executive Compensation                                     9
     Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                         9
     Item 13. Certain Relationships and Related Transactions          9-10


Part IV.


     Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                10-13

              Signatures                                                14

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP



                                                      PART I



Item 1.  Business

     Brown-Flournoy Equity Income Fund Limited Partnership (the "Fund") is a Delaware limited partnership formed on June 25, 1986 to develop and operate four residential apartment communities in Georgia and South Carolina. The capital raised from the admission of investors enabled the Fund to acquire the property and improvements and complete the construction of the four apartment communities by the end of 1987. See Item 2, Properties, herein.

     The General Partners of the Fund are Brown Equity Income Properties, Inc., a Maryland corporation (the "Administrative General Partner"), and John F. Flournoy (the "Development General Partner").

     Reference is made to the Prospectus (the "Prospectus") of the Registrant, dated August 28, 1986, filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, in connection with the Registrant's Registration Statement on Form S-11 (file No. 33-6924). Supplements to the Prospectus ("Supplements") have been filed with the Securities and Exchange Commission upon completion of the minimum offering, dated October 29, 1986, and subsequent closings dated December 8, 1986, January 14, 1987, and February 16, 1987. Pursuant to the Registration Statement, a maximum of 27,000 units were registered under the Securities and Exchange Act of 1933, as amended. During 1986 and 1987, all 27,000 units were sold, and the Registrant's net proceeds available for investment aggregated $25,110,000 (gross proceeds of $27,000,000 less selling commissions and offering and promotion expenses paid of $1,797,300 and volume discounts of $92,700).

     Funding for the acquisition of the land and improvements and construction of the apartment units was initially provided by capital raised by the Fund's $27,000,000 equity offering which commenced in the latter part of 1986 and was fully subscribed in February, 1987 with the admission of investors holding the final Class A Limited Partnership interests (the "Units"). Each of the four apartment communities was built within the terms of the fixed price construction contracts and all were completed ahead of the schedule required by the construction contracts.

     The Fund secured first mortgage loans of $20.8 million on its properties on August 30, 1989. The loan proceeds were used to return approximately 60% of original equity to investors (approximately $16.2 million), repay certain deferred fees and establish reserves. The Fund took on the additional expense of monthly debt service payments resulting in a reduction of operating cash available for future distributions. Throughout 1995, the Fund's working capital not currently needed for improvements or other needs was invested, primarily in certificates of deposit or money market accounts.

     The Fund's residential apartment communities face competition with similar properties in their locations. The competition is based on the properties proximity to area employers and commercial and retail facilities. In addition, consideration has been given to the comparability of quality, amenities, rental rates and unit sizes. The Fund's annual report discusses the current leasing at the properties and is incorporated by reference in Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, herein.

     Pursuant to the terms of a property management agreement with the Fund, each of the Properties is managed by Flournoy Properties, Inc., the property manager, and the agreement is now renewable on a year-to-year basis. The property manager receives a property management fee for each Property of 5% of gross monthly operating revenues of the Property. Under the terms of each of the property management agreements, the property manager is responsible for performing, or paying others to perform on its behalf, all leasing-related and other property management services for the properties. The management and administration of the Fund is performed by the General Partners or an affiliate thereof.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 2.  Properties

     The Fund owns the land and improvements as described below:

                                           Name and Location of Property


                                              Description of Property


Southland Station
Warner Robins, Houston County,
Georgia

A 160-unit garden apartment community consisting of twelve two-story buildings, a swimming pool, tennis courts and a clubhouse on approximately 15 acres of land.

Park Place
Spartanburg County,
South Carolina

A  184-unit  garden  apartment   community   consisting  of  thirteen  two-story
buildings, a swimming pool, tennis courts and a clubhouse on approximately 14.4 acres of land.

Hidden Lake - Phase Two
Union City, Fulton County,
Georgia

A 160-unit garden apartment community consisting of thirteen two-story buildings. The property shares two swimming pools, tennis courts, a sport court and a clubhouse with an existing 160-unit apartment complex adjacent to the site and is located on approximately 16.2 acres of land.

High Ridge
Athens, Clarke County,
Georgia

A 160-unit garden apartment community consisting of eleven two-and-three-story buildings, swimming pools, tennis courts and a clubhouse on approximately 18 acres of land.

     For additional information on the properties, reference is made to the information set forth under "The Properties" at pages 36 through 47 of the Prospectus, which is incorporated herein by reference.


Item 3.    Legal Proceedings

     The Fund is not subject to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters

     An established public trading market for the Units does not exist and the Fund does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Fund may be accommodated under certain terms and conditions. Reference is made to "Transfer and Repurchase of Units" at pages 84 and 85 of the Prospectus and to the Amended and Restated Agreement of Limited Partnership, Article VII, "Admission of Additional and Substitute Limited Partners and Transferability of a Limited Partner's Interest" set forth at pages 23 through 25 of Exhibit B to the Prospectus, which are incorporated herein by reference.
                                                      -4-

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

     As of December 31, 1995, there were 1,148 holders of Units of the registrant, owning an aggregate of 27,000 units. In 1995, the Fund made four quarterly distributions from operations totaling $551,020 and a special distribution from settlement proceeds received in 1994 of $275,511. In 1994, the Fund made four quarterly distributions from operations totaling $551,020, and a special distribution of financing proceeds to Class A Limited Partners of $800,000. In 1993, the Fund made four quarterly distributions from operations totaling $551,020. In 1992, the Fund made four quarterly distributions from operations of $385,818 and $165,202 from working capital reserves, aggregating $551,020. In 1991, the Fund made four quarterly distributions from operations of $298,989, and $252,031 from working capital reserves, aggregating $551,020.


Item 6.  Selected Financial Data

     Revenues and net earnings (loss) information furnished below is for the years ended December 31:

                               1995            1994            1993            1992            1991
                       ------------    ------------    ------------    ------------    ------------

Revenues:
Rental income ......   $  4,644,851    $  4,451,569    $  4,244,572    $  4,012,849    $  3,861,259
Interest income ....         67,677          49,805          57,850          77,481         156,220
Gain on settlement
   of lawsuit ......        299,228            --              --              --              --
Net loss ...........       (116,742)       (411,601)       (497,282)       (718,240)       (993,005)
Net loss per unit ..          (4.24)         (14.94)         (18.05)         (26.07)         (36.04)

Total assets .......     16,786,004      17,842,224      19,656,345      20,591,485      22,196,870

Mortgage loans
   payable .........     20,200,950      20,326,886      20,356,533      20,356,533      20,800,000

Partners'
   capital (deficit)     (3,998,981)     (3,055,708)     (1,293,087)       (244,785)      1,024,475
Cash distributions
   paid per unit ...          30.00           49.63           20.00           20.00           20.00

     The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At December 31, 1995, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,317,137 and accounts payable and accrued expenses of $453,493. Restricted cash represents amounts retained from tenants for security deposits and totaled $130,542 at December 31, 1995. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

     Cash and cash equivalents decreased $290,394 during 1995. This decrease represents the net effect of $734,773 in cash provided by operating activities, $88,700 disbursed for capital expenditures, $16,000 in proceeds provided by a lawsuit settlement, $125,936 disbursed as principal payments on first mortgage debt and distributions to investors of $826,531.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     Distributions to investors during 1995 included $551,020 of cash provided by operating activities and a special distribution of $275,511, representing proceeds received from the settlement of a lawsuit regarding polybutelane piping utilized in the construction of one of the properties.

     In February, 1996 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from cash provided by operating activities during the fourth quarter of 1995.

     The provisions of the mortgages for each of the Fund's four properties require repayment by September 30, 1996 of the outstanding principal balances totaling approximately $20 million. The Fund intends to repay these balances with proceeds from mortgage refinancings. Currently, there are no material commitments for capital expenditures or other uses of cash, other than ongoing debt service and the September 30, 1996 mortgage repayments.

Results of Operations

     Rental income increased 4% and 5% during 1995 and 1994, respectively. These increases are primarily attributable to increased rental rates and reduced use of concessions. In addition, during 1994, the properties achieved a slightly higher overall occupancy level, as compared to the prior year.

     Interest income increased during 1995, due to higher interest rates. Lower interest rates during 1994 resulted in a decrease in interest income for that year as compared to 1993.

     During 1995, the Fund recognized  $299,228  representing  proceeds from the
settlement  of  a  lawsuit  regarding   polybutelane   piping  utilized  in  the
construction of one of the properties.

     Total expenses increased $215,523 in 1995, due primarily to higher maintenance and repairs costs. During 1995, the Fund completed its program, begun in 1994, of painting each of the properties. The Park Place and Southland Station properties were painted during the year for a total cost of approximately $110,000. Additional maintenance and repairs programs during 1995 included pool resurfacing and landscaping enhancements.

     During 1994, the High Ridge and Hidden Lake  properties  were painted for a
total  cost  of  approximately   $100,000,   contributing  to  the  increase  in
maintenance and repairs expenses for that year as compared to 1993.

     Overall occupancy for the Fund's properties averaged 94% during 1995, a slight decrease from 1994's average of 95%. While rental rates were increased at all four properties during 1995, added competition from new construction tempered the acceptance of these increases by the market, as evidenced by the slightly lower occupancy levels. In spite of reduced overall occupancy levels, the Fund achieved a $193,282 increase in rental income, as compared to the prior year. Each property achieved some level of increase, with the High Ridge property contributing the largest year to year improvement.

     The High Ridge property, located in Athens, Georgia, achieved an average occupancy during the year of 97%, 1% higher than 1994. However, rental income was 6% improved over the prior year, bolstered by rental rate increases which totaled $51 on average per unit by the end of the year. These results were achieved in spite of the addition to competition from a newly constructed property nearby.

     Occupancy at the Hidden Lake property averaged 96% during 1995, a slight increase from 1994's average of 95%. Monthly rents were increased an average of $24 per unit during the year, contributing to a 3% increase in rental income as compared to 1994.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (continued)

Results of Operations (continued)

     In-migration to the Spartanburg, South Carolina area continued to provide a substantial source of new residents for multifamily communities in that market, including the Fund's Park Place property. These new residents are typically short term renters with plans to build or buy a new home. In the interim, they are relatively price insensitive, which has allowed management at Park Place to increase rental rates throughout the year by an average of $26. The short term nature of these residents' stay, however, causes large fluctuations in occupancy levels. While occupancy averaged 93% for the year, consistent with 1993, it ranged from as low as 87% in March to as high as 97% in October. Overall, the property achieved a 5% increase in rental income during the year.

     The Southland Station property, located in Warner Robins, Georgia, achieved an average occupancy during 1995, of 92%, a substantial decrease from 1994's average of 97%. However, ongoing rental rate increases throughout the year resulted in an overall increase in rental income of 3%, as compared to 1994. Long term prospects for the property appear very strong, as the nearby Warner Robins Air Force Base was again excluded from the round of base closures announced in 1995. However, this news had some negative short term impact as some tenants who had been delaying a home purchase, decided to move ahead with their plans based on the promising long term outlook for the area. These moveouts contributed substantially to the drop in occupancy during the year.

     Construction of new apartment communities has increased in many markets of the southeastern United States. This new competition has tempered rental rate increases and slowed previous trends of rental income gains. Each of the Fund's four properties experienced heightened competition during 1995 from new construction. In some cases, 1996 will present additional challenges from new construction. Management intends to meet these challenges in the upcoming year through their ongoing marketing programs and commitment to high tenant service. The properties have been very well maintained since construction, including the painting of all four in 1994 and 1995, and are well prepared to compete in their markets.


Item 8.  Financial Statements and Supplementary Data

     Index to Financial Statements and Financial Statement Schedule

                                     Page(s)
                                                   Herein         Annual Report

Independent Auditors' Report                            11                 5
Balance Sheets                                                             6
Statements of Operations                                                   7
Statements of Partners' Capital (Deficit)                                  8
Statements of Cash Flows                                                   9
Notes to Financial Statements                                          10-14
Financial Statement Schedule
        Schedule III - Real Estate and
        Accumulated Depreciation                        12


     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

     None.




                                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Fund are Brown Equity Income Properties, Inc., the Administrative General Partner, and John F. Flournoy, the Development General Partner. The Fund's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partners have primary responsibility for overseeing the performance of those who contract with the Fund, as well as making decisions with respect to the financing, sale and liquidation of the Fund's assets. The General Partners are responsible for all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Fund's Partnership Agreement provides for the removal of a General Partner and the election of successor additional general partners by investors holding a majority of the Units.

     The directors and executive officers of the Fund are as follows:

     The Development General Partner

     John F. Flournoy, age 55, the Development General Partner, is the majority shareholder and Chief Executive Officer of Flournoy Development Company, a Georgia corporation that he organized in 1967 for the purpose of engaging in real estate development. Flournoy Construction Company, the general contractor for the Properties, is a wholly-owned subsidiary of Flournoy Development Company. Mr. Flournoy is also the majority shareholder of Flournoy Properties, Inc., the property manager of the properties.

     Mr. Flournoy is a graduate of the University of North Carolina Business School. In his various capacities as a principal of Flournoy Development Company and Flournoy Construction Company, he participates actively in all aspects of real estate development and construction.

     The Administrative General Partner

     Brown Equity Income Properties, Inc., the Administrative General Partner, is a Maryland corporation and is wholly owned by Alex. Brown Realty, Inc. The Administrative General Partner is responsible for administering the business of the Fund including providing clerical services, investor communications services and reports, and for making all reports and filings to regulatory authorities. The Administrative General Partner is reimbursed for such services to the Fund on a cost basis.

     The following individuals are the directors and principal officers of Brown Equity Income Properties, Inc.:

     John M. Prugh, age 47, has been a Director and President of the General Partner since 1986 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.
                                                      -8-

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

     The Administrative General Partner (continued)

     Peter E. Bancroft, age 43, has been a Director and Vice President of the General Partner since 1986 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 49, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska- Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 39, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

     There is no family relationship among the Development General Partner or the officers and directors of the Administrative General Partner.


Item 11.  Executive Compensation

     The Development General Partner and the officers and directors of the Administrative General Partner received no compensation from the Partnership.

     The General Partners are entitled to receive a share of cash distributions and a share of profits and losses as described in the Limited Partnership Agreement, Article IV, "Allocation Distributions and Applicable Rules" at pages 12 through 17 of Exhibit B to the Prospectus herein incorporated by reference.

     For a discussion of compensation and fees to which the General Partners are entitled, see Item 13, Certain Relationships and Related Transactions, herein.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     No person is known to the Fund to own beneficially more than 5% of the outstanding interests of the Fund.

     The General Partners each have a 1% interest in the Fund as General Partners, but hold no Class A Limited Partnership interest.


Item 13.   Certain Relationships and Related Transactions

     The General Partners and their affiliates have engaged in and are permitted to engage in transactions with the Fund as described in "Compensation and Fees to the General Partners and Affiliates" and under the caption "Transactions Between the Fund and General Partners and Affiliates" set forth in "Conflicts of Interest" at pages 13 through 17 of the Prospectus, herein incorporated by reference.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

     For a summary of fees paid to the General Partners and their affiliates for
the  three  years  ended   December  31,  1995,   see  Note  5,  "Related  Party
Transactions", in Item 8, Financial Statements and Supplementary Data, herein.




                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: See Index to Financial Statements and Financial Statement Schedule in Item 8 on Page 7.

     2. Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in Item 8 on Page 7.

     3. Exhibits: (3, 4) Limited Partnership Agreement on pages 1 through 32 of Exhibit B to the Fund's Registration Statement on Form S-11 (File No. 33-6924) included herein by reference.

                 (13)     Annual Report for 1995.

         (b) Reports on Form 8-K:   None.

                                           INDEPENDENT AUDITORS' REPORT



The Partners
Brown-Flournoy Equity Income Fund
   Limited Partnership:


Under date of January 16, 1996, we reported on the balance sheets of Brown-Flournoy Equity Income Fund Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                              KPMG PEAT MARWICK LLP


Baltimore, Maryland
January 16, 1996

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

           COLUMN A              COLUMN B              C O L U M N   C        COLUMN D             C O L U M N  E

                                                                             COST CAP.
                                                                              SUB. TO   GROSS AMOUNT AT WHICH CARRIED
                                           INITIAL COST TO PARTNERSHIP        ACQUIS.   AT CLOSE OF PERIOD

                                                                    FURN.      FURN.                             FURN.
                                ENCUMBER-                BLDG &     FIX. &     FIX. &                BLDG &      FIX. &
          DESCRIPTION             ANCES        LAND     IMPROVE.    EQUIP.     EQUIP.      LAND     IMPROVE.     EQUIP.      TOTAL


SOUTHLAND STATION               $4,862,550     126,553  5,120,677   413,993      43,344    126,553  5,120,677     457,337  5,704,567
WARNER ROBINS, GEORGIA
160 Unit garden apartment
community on approx. 15 acres

PARK PLACE                       5,755,671     582,423  5,555,384   590,632      60,231    582,423  5,555,384     650,863  6,788,670
SPARTANBURG, SOUTH CAROLINA
184 Unit garden apartment
commumity on approx. 14.4 acres

HIDDEN LAKE II                   4,521,708     180,542  4,803,053   496,575      91,339    180,542  4,803,053     587,914  5,571,509
UNION CITY, GEORGIA
160 Unit garden apartment
commumity on approx. 16.2 acres

HIGH RIDGE                       5,061,021     316,432  4,938,629   450,534      55,624    316,432  4,938,629     506,158  5,761,219
ATHENS, GEORGIA
160 Unit garden apartment
commumity on approx. 18 acres

                               $20,200,950   1,205,950 20,417,743 1,951,734     250,538  1,205,950 20,417,743   2,202,272 23,825,965


(1)                                            1995                             1994                              1993
                                               REAL       ACCUM                 REAL       ACCUM                  REAL       ACCUM
                                              ESTATE      DEPR.                ESTATE      DEPR.                 ESTATE      DEPR.

        BALANCE AT BEGINNING OF PERIOD     $23,454,037  7,586,973           $23,683,165  6,567,276             23,650,208  5,546,267
        ADDITIONS                               88,700  1,038,167                54,100  1,019,697                 32,957  1,021,009
        DEDUCTIONS                             283,228                         (283,228)

       BALANCE AT CLOSE OF PERIOD          $23,825,965 $8,625,140           $23,454,037 $7,586,973            $23,683,165 $6,567,276

     (2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $23,825,965 AT DECEMBER 31, 1995.

     (3) SEE NOTE 5 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION CONCERNING TRANSACTIONS WITH AFFILIATES.

     (4) SEE NOTE 6 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING MORTGAGE LOAN AGREEMENTS, COLLATERALIZED BY THE LAND, BUILDING AND IMPROVEMENTS.

     (5) DEDUCTION IS DUE TO IMPAIRMENT TO ASSETS RESULTING FROM DEFECTIVE MATERIALS AND SUBSEQUENT REIMBURSEMENT OF SETTLEMENT PROCEEDS.




             -12-
BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

           COLUMN A              COLUMN F    COLUMN G   COLUMN H   COLUMN I



                                                                  LIFE ON WHICH
                                                                  DEPRECIATION IN
                                                                  LATEST INCOME
                                  ACCUM      DATE OF      DATE    STATEMENT IS
          DESCRIPTION              DEPR       CONST.    ACQUIRED   COMPUTED

SOUTHLAND STATION                2,187,036  1986/1987     1986    Real Prop. - 25 yr S/L
WARNER ROBINS, GEORGIA                                            Pers. Prop. - 10 yr S/L
160 Unit garden apartment
community on approx. 15 acres

PARK PLACE                       2,384,785  1986/1987     1987    Real Prop. - 25 yr S/L
SPARTANBURG, SOUTH CAROLINA                                       Pers. Prop. - 10 yr S/L
184 Unit garden apartment
commumity on approx. 14.4 acres

HIDDEN LAKE II                   2,059,303  1986/1987     1987    Real Prop. - 25 yr S/L
UNION CITY, GEORGIA                                               Pers. Prop. - 10 yr S/L
160 Unit garden apartment
commumity on approx. 16.2 acres

HIGH RIDGE                       1,994,016     1987       1987    Real Prop. - 25 yr S/L
ATHENS, GEORGIA                                                   Pers. Prop. - 10 yr S/L
160 Unit garden apartment
commumity on approx. 18 acres

                                 8,625,140

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


                                            BROWN-FLOURNOY EQUITY INCOME FUND
                               LIMITED PARTNERSHIP


DATE:         3/22/96                    BY:             /s/ John F.  Flournoy
                                                     John F. Flournoy
                           Development General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:         3/25/96                       BY:             /s/ John M.  Prugh
                                                     John M. Prugh
                             President and Director
                      Brown Equity Income Properties, Inc.
                         Administrative General Partner


DATE:         3/25/96                       BY:            /s/ P.  E.  Bancroft
                                                     Peter E. Bancroft
                           Vice President and Director
                      Brown Equity Income Properties, Inc.
                         Administrative General Partner


DATE:         3/25/96                       BY:           /s/ Terry F.  Hall
                                                     Terry F. Hall
                                                     Secretary
                                            Brown Equity Income Properties, Inc.
                                            Administrative General Partner



DATE:        3/25/96                      BY:           /s/ Timothy M.  Gisriel
                                                     Timothy M. Gisriel
                                                     Treasurer
                                          Brown Equity Income Properties, Inc.
                                               Administrative General Partner