Form 10-Q
period 1996-03-31
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1996-05-13
CIK 796333

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

For the quarterly period ended               March 31, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended       March 31, 1996        Commission file number   0-15747

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


Part II.   Other Information

           Item 1. through Item 6.                                       9

           Signatures                                                   10

 BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                    Balance Sheets
                      (Unaudited)

                                                         March 31,        December 31,
                                                            1996              1995

Assets

  Investment in real estate                            $ 14,985,813      $ 15,200,825
  Cash and cash equivalents                               1,402,958         1,447,679
  Other assets
    Accounts receivable                                      20,379            22,624
    Prepaid expenses                                         47,547            65,417
    Loan fees, less accumulated amortization
      of $488,483 and $469,856, respectively                 30,912            49,459

  Total other assets                                         98,838           137,500

Total assets                                           $ 16,487,609      $ 16,786,004


Liabilities and Partners' Capital

  Accounts payable and accrued expenses including
    $31,229 and $27,523 due to affiliates, respectively$    425,284      $    453,493
  Tenant security deposits                                  130,549           130,542
  Mortgage loans payable                                 20,167,539        20,200,950

  Total liabilities                                      20,723,372        20,784,985


  Partners' Capital
    General Partners                                       (239,258)         (234,522)
    Limited Partners
      Class A - $1,000 stated value per unit;
        27,000 units outstanding                         (3,996,605)       (3,764,559)
      Class B                                                   100               100

  Total partners' capital                                (4,235,763)       (3,998,981)

Total liabilities and partners' capital                $ 16,487,609      $ 16,786,004




    See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

        Statements of Operations
  For the three months ended March 31,
              (Unaudited)

                                            1996            1995

Revenues
  Rental income                         $1,150,058      $1,132,960
  Interest income                           13,935          16,763

                                         1,163,993       1,149,723


Expenses
  Compensation and related benefits        117,063         109,919
  Utilities                                 67,197          59,083
  Property taxes                            90,498          89,913
  Insurance                                 17,871          18,147
  Advertising                               29,673          15,555
  Maintenance and repairs                   99,663          99,076
  Property management fee                   57,503          56,648
  Other                                      7,686           8,428
  Administrative and professional fees      16,983          21,135
  Interest expense                         484,556         487,343
  Depreciation of property and equipment   255,780         255,666
  Amortization of loan fees                 18,547          18,547

                                         1,263,020       1,239,460

Net loss                                $  (99,027)     $  (89,737)


Net loss per unit of Class A limited
  partnership interest                  $    (3.59)     $    (3.26)


See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the three months ended March 31,
        (Unaudited)

                                          Class A     Class B
                              General     Limited     Limited
                              Partners    Partner     Partners     Total


Balance at December 31, 1995$ (234,522)$ (3,764,559)$      100 $ (3,998,981)

Net loss                        (1,981)     (97,046)          -     (99,027)

Distributions to partners       (2,755)    (135,000)          -    (137,755)


Balance at March 31, 1996   $ (239,258)$ (3,996,605)$      100 $ (4,235,763)



Balance at December 31, 1994$ (215,657)$ (2,840,151)$      100 $ (3,055,708)

Net loss                        (1,795)     (87,942)          -     (89,737)

Distributions to partners       (2,755)    (135,000)          -    (137,755)


Balance at March 31, 1995   $ (220,207)$ (3,063,093)$      100 $ (3,283,200)


See accompanying notes to financial statements

   BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                 Statements of Cash Flows
           For the three months ended March 31,
                        (Unaudited)

                                                               1996            1995


Cash flow from operating activities
   Net loss                                                $  (99,027)     $  (89,737)
   Adjustments  to  reconcile  net  loss  to  net  cash  provided  by  operating activities:
       Depreciation of property and equipment                 255,780         255,666
       Amortization of loan fees                               18,547          18,547
       Changes in assets and liabilities:
         Decrease in accounts receivable                        2,245          12,280
         Decrease in prepaid expenses                          17,870          18,147
         Decrease  in accounts payable and accrued expenses   (28,209)        (57,912)
         Increase in tenant security deposits                       7           1,674

Net cash provided by operating activities                     167,213         158,665

Cash flows from investing activities-
   additions to investment in real estate                     (40,768)        (13,281)

Cash flows from financing activities
   Decrease in mortgage loans payable                         (33,411)        (30,382)
   Distributions to investors                                (137,755)       (137,755)

Net cash used in financing activities                        (171,166)       (168,137)


Net decrease in cash and cash equivalents                     (44,721)        (22,753)

Cash and cash equivalents
   Beginning of period                                      1,447,679       1,738,073

   End of period                                           $1,402,958      $1,715,320




      See accompanying notes to financial statements

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)


(1)     The Fund and Basis of Preparation

        The accompanying financial statements of Brown-Flournoy Equity Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1995 Annual Report.


(2)     New Accounting Pronouncements

        In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Fund adopted Statement 121 during the first quarter of 1996 and the adoption did not have any impact on its financial statements.

(3)     Investment in Real Estate

        Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and is summarized as follows:

                                                                 March 31, 1996December 31, 1995

              Land                                                      $ 1,205,950               $  1,205,950
              Buildings                                                 20,417,743                20,417,743
              Furniture, fixtures and equipment                         2,243,040                 2,202,272
                                                                        --------------            --------------
                                                                        23,866,733                23,825,965
              Less:  accumulated depreciation                           8,880,920                 8,625,140
                                                                        --------------            --------------
              Total                                                     $14,985,813               $15,200,825
                                                                        ========                  ========

(4)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                                 March 31, 1996December 31, 1995

        Cash and money market                                           $ 502,958                 $ 428,716
        Certificates of deposit with interest rates
              ranging from 5.5% to 5.6% in 1996
              and 4.25%  to 5.9% in 1995                                900,000                   1,018,963
                                                                 --------------            --------------
                                                                        $1,402,958           $1,447,679
                                                                        ========                  ========

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)


(5)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $12,780 and $13,846 in the quarters ended March 31, 1996 and 1995, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $57,503 and $56,648 representing 5% of gross monthly operating revenues from the properties during the quarters ended March 31, 1996 and 1995, respectively.


(6)     Mortgage Loans Payable

        The first mortgage loans are secured by the land, apartment units and all other improvements on the four apartment properties. These loans are for an original term of 7 years with interest only payments at 9.6%. Beginning in October, 1994 and thereafter, monthly payments will be based on a 30-year amortization schedule with a balloon payment due at the end of the 7 year term. Interest expense of $484,556 and $487,343 was paid during the quarters ended March 31, 1996 and 1995, respectively.


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

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1996, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,272,409 and accounts payable and accrued expenses of $425,284. Restricted cash represents amounts retained from tenants for security deposits and totaled $130,549 at March 31, 1996. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents decreased $44,721 during the first quarter of 1996. This decrease represents the net effect of $167,213 in cash provided by operating activities, $40,768 utilized for capital expenditures, paydown of first mortgage balances of $33,411 and distributions to investors of $137,755.

         In May, 1996 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the first quarter.

         The provisions of the mortgages for each of the Fund's four properties require repayment by September 30, 1996 of the outstanding principal balances totaling approximately $20 million. The Fund intends to repay these balances with proceeds from mortgage refinancings and/or property sales. Currently, there are no material commitments for capital expenditures or other uses of cash, other than ongoing debt service and the September 30, 1996 mortgage repayments.


Results of Operations

         Rental revenues for the first quarter of 1996 were approximately 2% higher than the same period in 1995. This increase is the result of rental rate increases implemented at the properties over the last twelve months. The revenue gains from these increases were partly offset by the impact of lower occupancy at the Southland Station property, the result of an unusually large number of move-outs associated with home purchases.

         Total expenses during the first quarter of 1996 were generally consistent with same period in 1995. The only notable change was represented by an increase in advertising of approximately $14,000. This increase is primarily associated with a comprehensive marketing program implemented at the Park Place property that has contributed substantially to operating improvements at the community.

         Overall occupancy for the Fund's properties averaged 88% during the first quarter of 1996, a 4% decrease from the first quarter of 1995's average of 92%. This decrease is primarily the result of lower occupancy at the Southland Station property. Occupancy at this property averaged 84% during the quarter, as compared to 93% during the same period in 1995.

         Occupancy averaged 95% at the Hidden Lake property located in Union City, Georgia. This small increase over 1995 contributed to a 6% increase in total revenues as compared to the prior year. Occupancy remains strong at this property and management is currently examining opportunities to increase rental rates.

         The High Ridge property, located in Athens, Georgia, achieved an average occupancy during the quarter of 92%, 4% lower than same period in 1995. However, rental rate increases implemented during the third quarter of 1995 resulted in a 5% increase in total revenues as compared to the prior year. The property continues to compete well with a newly constructed property nearby.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

         Operations at the Park Place property, located in Spartanburg, South Carolina, continued to be challenged by new competition and high turnover from tenants seeking short term occupancy while they build or buy a house. Occupancy was 83% for the quarter, 2% lower than the prior year. However, long term prospects for the area remain strong as the region continues to attract new residents associated with new or relocating industries. Management has responded to the market conditions by developing a strong corporate unit program. This program includes direct marketing to nearby corporate employers to seek out six to twelve months stays by personnel on temporary assignment to the area. By the end of the first quarter, this program began to produce meaningful results and as the second quarter began, occupancy was beginning to return to the mid 90% levels.

         The Southland Station property, located in Warner Robins, Georgia, experienced a significant drop in occupancy during the first quarter of 1996, contributing to a 7% decline in revenues as compared to the same period in 1995. Operations have been challenged in recent months by an unusually large number of move-outs associated with home purchasing. Area economics are highly impacted by activities at the nearby Warner Robins Air Force Base, the region's largest employer. Concerns over possible losses due to ongoing military base closures were mitigated by the announcement in late 1995 that the base would not be closed, but would instead be the recipient of assignments from certain closing bases, as well as additional new programs. Home purchasing had dropped off in anticipation of this news and resumed briskly with the favorable report. It is expected that the property will return to normal, stabilized operations in future months and subsequent to the end of the quarter occupancy had returned to the low 90% range.

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



                                         BROWN-FLOURNOY EQUITY INCOME FUND
                                                          LIMITED PARTNERSHIP



DATE:           5/9/96                    By:    /s/ John M. Prugh
                                                  John M. Prugh
                                            President and Director
                                            Brown Equity Income Properties, Inc.
                                            Administrative General Partner



DATE:           5/9/96                    By:     /s/ Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown Equity Income Properties, Inc.
                                            Administrative General Partner