Form 10-Q
period 1996-06-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1996-08-14
CIK 796333

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

For the quarterly period ended               June 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended       June 30, 1996        Commission file number   0-15747

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

 BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                    Balance Sheets
                      (Unaudited)

                                                          June 30,        December 31,
                                                            1996              1995

Assets

  Investment in real estate                            $ 14,750,166      $ 15,200,825
  Cash and cash equivalents                               1,504,502         1,447,679
  Other assets
    Accounts receivable                                      34,572            22,624
    Prepaid expenses                                         29,839            65,417
    Loan fees, less accumulated amortization
      of $506,950 and $469,856, respectively                 12,365            49,459

  Total other assets                                         76,776           137,500

Total assets                                           $ 16,331,444      $ 16,786,004


Liabilities and Partners' Capital

  Accounts payable and accrued expenses including
    $39,660 and $27,523 due to affiliates, respectively$    554,497      $    453,493
  Tenant security deposits                                  132,909           130,542
  Mortgage loans payable                                 20,133,321        20,200,950

  Total liabilities                                      20,820,727        20,784,985


  Partners' Capital
    General Partners                                       (244,328)         (234,522)
    Limited Partners
      Class A - $1,000 stated value per unit;
        27,000 units outstanding                         (4,245,055)       (3,764,559)
      Class B                                                   100               100

  Total partners' capital                                (4,489,283)       (3,998,981)

Total liabilities and partners' capital                $ 16,331,444      $ 16,786,004



    See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

        Statements of Operations
              (Unaudited)

                                         Three Months Ended       Six Months Ended
                                          June 30,    June 30,     June 30,    June 30,
                                            1996        1995         1996        1995

Revenues
  Rental income                         $1,192,847 $ 1,134,524   $2,342,905 $ 2,267,484
  Interest income                           14,354      16,767       28,289      33,530

                                         1,207,201   1,151,291    2,371,194   2,301,014


Expenses
  Compensation and related benefits        134,181     106,939      251,244     216,858
  Utilities                                 70,597      62,619      137,794     121,702
  Property taxes                            92,998      89,913      183,496     179,826
  Insurance                                 17,977      18,147       35,848      36,294
  Advertising                               31,596      18,490       61,269      34,045
  Maintenance and repairs                  116,645     108,030      216,308     207,106
  Property management fee                   59,642      56,726      117,145     113,374
  Other                                      9,003       8,120       16,689      16,548
  Administrative and professional fees      22,314      21,332       39,297      42,467
  Interest expense                         483,209     488,319      967,765     975,662
  Depreciation of property and equipment   266,257     255,666      522,037     511,332
  Amortization of loan fees                 18,547      18,547       37,094      37,094

                                         1,322,966   1,252,848    2,585,986   2,492,308

Net loss                                $ (115,765) $ (101,557)  $ (214,792) $ (191,294)


Net loss per unit of Class A limited
  partnership interest                  $    (4.20) $    (3.69)  $    (7.80) $    (6.94)


See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the six months ended June 30,
        (Unaudited)

                                          Class A     Class B
                              General     Limited     Limited
                              Partners    Partner     Partners     Total


Balance at December 31, 1995$ (234,522)$ (3,764,559)$      100 $ (3,998,981)

Net loss                        (4,296)    (210,496)          -    (214,792)

Distributions to partners       (5,510)    (270,000)          -    (275,510)


Balance at June 30, 1996    $ (244,328)$ (4,245,055)$      100 $ (4,489,283)



Balance at December 31, 1994$ (215,657)$ (2,840,151)$      100 $ (3,055,708)

Net loss                        (3,826)    (187,468)          -    (191,294)

Distributions to partners      (11,020)    (540,000)          -    (551,020)


Balance at June 30, 1995    $ (230,503)$ (3,567,619)$      100 $ (3,798,022)



See accompanying notes to financial statements

   BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                 Statements of Cash Flows
             For the six months ended June 30,
                        (Unaudited)

                                                               1996            1995


Cash flow from operating activities
   Net loss                                                $ (214,792)     $ (191,294)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation of property and equipment                 522,037         511,332
       Amortization of loan fees                               37,094          37,094
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable           (11,948)         34,871
         Decrease in prepaid expenses                          35,578          36,064
         Increase  in accounts payable and accrued expenses   101,004         118,260
         Increase in tenant security deposits                   2,367          11,303

Net cash provided by operating activities                     471,340         557,630

Cash flows from investing activities-
   additions to investment in real estate                     (71,378)        (35,574)

Cash flows from financing activities
   Decrease in mortgage loans payable                         (67,629)        (60,030)
   Distributions to investors                                (275,510)       (551,020)

Net cash used in financing activities                        (343,139)       (611,050)


Net increase (decrease) in cash and cash equivalents           56,823         (88,994)

Cash and cash equivalents
   Beginning of period                                      1,447,679       1,738,073

   End of period                                           $1,504,502      $1,649,079



      See accompanying notes to financial statements

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)


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


(2)     Investment in Real Estate

        Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and is summarized as follows:

                                                                  June 30, 1996December 31, 1995

              Land                                                      $ 1,205,950               $  1,205,950
              Buildings                                                 20,417,743                20,417,743
              Furniture, fixtures and equipment                         2,273,650                 2,202,272
                                                                        --------------            --------------
                                                                        23,897,343                23,825,965
              Less:  accumulated depreciation                           9,147,177                 8,625,140
                                                                        --------------            --------------
              Total                                                     $14,750,166               $15,200,825
                                                                        ========                  ========


(3)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                                  June 30, 1996December 31, 1995

        Cash and money market                                           $ 593,212                 $ 428,716
        Certificates of deposit with interest rates
              ranging from 5.0% to 5.6% in 1996
              and 4.25%  to 5.75% in 1995                               911,290                   1,018,963
                                                                 --------------            --------------
                                                                        $1,504,502           $1,447,679
                                                                        ========                  ========


(4)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $20,149 and $13,157 in the quarters ended June 30, 1996 and 1995, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $59,642 and $56,726 representing 5% of gross monthly operating revenues from the properties during the quarters ended June 30, 1996 and 1995, respectively.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)


(5)     Mortgage Loans Payable

        The first mortgage loans are secured by the land, apartment units and all other improvements on the four apartment properties. These loans are for an original term of 7 years with interest only payments at 9.6%. Since October, 1994, monthly payments have been based on a 30-year amortization schedule with a balloon payment due at the end of the 7 year term. Interest expense of $483,828 and $488,319 was paid during the quarters ended June 30, 1996 and 1995, respectively.

        The mortgage loans currently mature on September 1, 1996. The Fund has obtained a commitment to refinance these loans from Columbus Bank & Trust. The terms of the commitment provide for interest only payments of prime plus 1% in monthly installments. The new loans will total
        $20,400,000 and will provide proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing. The commitment provides for repayment of the new loans at the end of 12 months. The Fund will be required to pay a commitment fee of one point payable in advance in quarterly installments.


(6)     Net Loss per Unit of Class A Limited Partnership Interest

        Net loss per Class A Limited Partnership interest is disclosed on the Statements of Operations and is based upon 27,000 units outstanding.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                            Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Liquidity and Capital Resources

         At June 30, 1996, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,371,593 and accounts payable and accrued expenses of $554,497. Restricted cash represents amounts retained from tenants for security deposits and totaled $132,909 at June 30, 1996. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents increased $101,544 during the second quarter of 1996. This increase represents the net effect of $304,127 in cash provided by operating activities, $30,610 utilized for capital expenditures, paydown of first mortgage balances of $34,218 and distributions to investors of $137,755.

         In August, 1996 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the second quarter.

         The provisions of the mortgages for each of the Fund's four properties require repayment by September 1, 1996 of the outstanding principal balances totaling approximately $20 million. The Fund is currently considering several financial options for the repayment of the loan balances. Until a permanent financial solution is found, the Fund will rely on an interim one year, interest only loan payable September 1997. The terms of the commitment provide for interest only payments of prime plus 1% in monthly installments. The new loans will total $20,400,000 and will provide proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing.


Results of Operations

         Rental revenues for both the second quarter and first six months of 1996 were 5.1% and 3.3% higher, respectively, than the same periods in 1995. These increases were the result of rental rate increases implemented at the properties over the last twelve months. Additional revenue increases were related to management's increased focus on corporate unit rentals. For the first half of 1996, revenue from corporate rentals totaled approximately $20,000.

         Total expenses during the second quarter and first six months of 1996 were up 5.6% and 3.7%, respectively, over the same periods in 1995. These rises were largely attributed to increases in advertising and payroll. Advertising increased as the result of management's implementation of comprehensive marketing programs at High Ridge, Park Place and Southland Station. These marketing programs were developed to combat the effects of increased competition and have successfully contributed to increased occupancy at these properties. The increase in payroll expense can be attributed to several factors, including an increase in the leasing staff at two of the properties, the receipt of a rebate in 1995 for workmen's compensation insurance, and certain adjustments to some key employees' compensation to keep them in line with market rates.

         Overall occupancy for the Fund's properties averaged 91% during the second quarter of 1996. For the first six months of 1996, the Fund had a total occupancy level of 90%. These percentages represent decreases of 4% and 5%, respectively, from the same periods in 1995 and are primarily the result of lower occupancies at the Southland Station and Park Place properties. Occupancy at Park Place averaged 87% during the first half of 1996, a 4% decrease over the same period in 1995. Southland Station's occupancy averaged 86% for the first half of 1996, a 7% decrease over the same period in 1995.

         Occupancy during the second quarter of 1996 averaged 95% at the Hidden Lake property, located in Union City, Georgia. This is a small decrease from the 96% occupancy recorded in the second quarter of 1995. This stabilized occupancy rate has allowed management to increase rental rates for all unit types.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                            Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations

Results of Operations (continued)

         The High Ridge property, located in Athens, Georgia, achieved an average occupancy during the second quarter of 91%, 5% lower than the same period in 1995. This decrease is due largely to the increased desire of tenants to buy or build homes. Rental rate increases have offset this lower occupancy and led to a 5.6% increase in revenue for the first 6 months of 1996, as compared to the same period in 1995. A recently implemented corporate rental program has met great success and is expected to continue in the future.

         Operations at the Park Place property, located in Spartanburg, South Carolina, experienced a strong increase during the second quarter. Occupancy averaged 92% for second quarter, a significant improvement from the 83% recorded for the first quarter of 1996. Total revenues increased 8.5% for the first six months of 1996, as compared to the same period in 1995. Competition from new apartments continues to present leasing challenges, but the implementation of the new marketing program should greatly improve the situation.

         The Southland Station property, located in Warner Robins, Georgia, has been continually challenged during the first half of 1996. A significant drop in occupancy during the first six months of 1996 led to a decrease in revenues of 6.3%, as compared to the same period in 1995. Operations have been challenged in recent months by an unusually large number of move-outs associated with home purchasing. This trend appears to be reversing as June's occupancy level increased to 91%. It is expected that the implementation of the comprehensive marketing program, including an emphasis on corporate unit rentals, will return the property to its historically strong, stabilized occupancy levels.

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



                                         BROWN-FLOURNOY EQUITY INCOME FUND
                                                          LIMITED PARTNERSHIP



DATE:           8/8/96                    By:    /s/ John M. Prugh
                                                  John M. Prugh
                                            President and Director
                      Brown Equity Income Properties, Inc.
                                            Administrative General Partner



DATE:           8/8/96                    By:     /s/ Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                      Brown Equity Income Properties, Inc.
                                            Administrative General Partner