Form 10-Q
period 1996-09-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1996-11-14
CIK 796333

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

For the quarterly period ended   September 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended  September30, 1996        Commission file number   0-15747

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

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Balance Sheets
(Unaudited)


                                                        September 30,      December 31,
                                                            1996               1995

Assets

 Investment in real estate                             $  14,515,244      $ 15,200,825
 Cash and cash equivalents                                 1,830,412         1,447,679
 Other assets
  Accounts receivable, including $5,992 due
   affiliates as of September 30, 1996                        23,263            22,624
  Prepaid expenses                                            12,203            65,417
  Loan fees, less accumulated amortization
   of $540,886 and $469,856, respectively                     90,108            49,459

 Total other assets                                          125,574           137,500

Total assets                                           $  16,471,230      $ 16,786,004


Liabilities and Partners' Capital

 Accounts payable and accrued expenses including
  $29,952 and $27,523 due to affiliates, respectively  $     636,164      $    453,493
 Tenant security deposits                                    124,072           130,542
 Mortgage loans payable                                   20,400,000        20,200,950

 Total liabilities                                        21,160,236        20,784,985


 Partners' Capital
  General Partners                                          (248,323)         (234,522)
  Limited Partners
   Class A - $1,000 stated value per unit;
    27,000 units outstanding                              (4,440,783)       (3,764,559)
   Class B                                                       100               100

 Total partners' capital                                  (4,689,006)       (3,998,981)

Total liabilities and partners' capital                $  16,471,230      $ 16,786,004



See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Operations
(Unaudited)


                                              Three Months Ended             Nine Months Ended
                                              September 30,  September 30,   September 30,  September 30,
                                                  1996           1995            1996           1995

Revenues
 Rental income                               $   1,242,376 $    1,180,371   $   3,585,281 $    3,447,855
 Interest income                                    16,019         18,101          44,308         51,631

                                                 1,258,395      1,198,472       3,629,589      3,499,486


Expenses
 Compensation and related benefits                 128,949        115,906         380,193        332,764
 Utilities                                          75,295         69,969         213,089        191,671
 Property taxes                                     90,084         87,007         273,580        266,833
 Insurance                                          17,897         18,329          53,745         54,623
 Advertising                                        19,885         25,934          81,154         59,979
 Maintenance and repairs                           120,271        210,704         336,579        417,810
 Property management fee                            62,119         59,019         179,264        172,393
 Other                                               9,099          9,113          25,788         25,661
 Administrative and professional fees               18,531         22,490          57,828         64,957
 Interest expense                                  483,783        484,182       1,451,548      1,459,844
 Depreciation of property and equipment            260,514        254,405         782,551        765,737
 Amortization of loan fees                          33,936         18,547          71,030         55,641

                                                 1,320,363      1,375,605       3,906,349      3,867,913

Net loss                                     $     (61,968) $    (177,133)  $    (276,760) $    (368,427)


Net loss per unit of Class A limited
 partnership interest                        $       (2.25) $       (6.43)  $      (10.05) $      (13.37)



See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the nine months ended September 30,
         (Unaudited)

                                           Class A     Class B
                               General     Limited     Limited
                               Partners    Partner     Partners     Total


Balance at December 31, 1995 $ (234,522)$ (3,764,559)$      100 $ (3,998,981)

Net loss                         (5,535)    (271,225)          -    (276,760)

Distributions to partners        (8,265)    (405,000)          -    (413,265)


Balance at September 30, 1996$ (248,322)$ (4,440,784)$      100 $ (4,689,006)



Balance at December 31, 1994 $ (215,657)$ (2,840,151)$      100 $ (3,055,708)

Net loss                         (7,369)    (361,058)          -    (368,427)

Distributions to partners       (13,776)    (675,000)          -    (688,776)


Balance at September 30, 1995$ (236,802)$ (3,876,209)$      100 $ (4,112,911)




See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements  of Cash Flows For the nine months ended  September  30,  (Unaudited)

                                                                        1996                1995


Cash flow from operating activities
 Net loss                                                          $    (276,760)     $      (368,427)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation of property and equipment                                782,551              765,737
   Amortization of loan fees                                              71,030               55,641
   Changes in assets and liabilities
    (Increase) decrease in accounts receivable                              (639)            (127,999)
    Decrease in prepaid expenses                                          53,214               54,131
    Increase  in accounts payable and accrued expenses                   182,671              170,750
    (Decrease) increase in tenant security deposits                       (6,470)              14,636

Net cash provided by operating activities                                805,597              564,469

Cash flows from investing activities-
 additions to investment in real estate                                  (96,970)             (63,678)

Cash flows from financing activities
 Decrease in mortgage loans payable                                      (90,080)             (93,313)
 Proceeds from mortgage refinancing                                   20,400,000                     -
 Repayment of mortgage loans                                         (20,110,870)                    -
 Financing costs                                                        (111,679)                    -
 Distributions to investors                                             (413,265)            (688,775)

Net cash used in financing activities                                   (325,894)            (782,088)


Net increase (decrease) in cash and cash equivalents                     382,733             (281,297)

Cash and cash equivalents
 Beginning of period                                                   1,447,679            1,738,073

 End of period                                                     $   1,830,412      $     1,456,776




See accompanying notes to financial statements

                          BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                September 30, 1996
                                                    (Unaudited)


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


(2)     Investment in Real Estate

        Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and is summarized as follows:

                                                               September 30, 1996December 31, 1995

              Land                                                      $ 1,205,950               $  1,205,950
              Buildings                                                 20,417,743                20,417,743
              Furniture, fixtures and equipment                         2,299,242                 2,202,272
                                                                        --------------            --------------
                                                                        23,922,935                23,825,965
              Less:  accumulated depreciation                           9,407,691                 8,625,140
                                                                        --------------            --------------
              Total                                                     $14,515,244               $15,200,825
                                                                        ========                  ========



(3)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                               September 30, 1996December 31, 1995

        Cash and money market                                           $ 907,486                 $ 428,716
        Certificates of deposit with interest rates
              ranging from 5.0% to 5.6% in 1996
              and 4.25%  to 5.9% in 1995                                922,926                   1,018,963
                                                                 --------------            --------------
                                                                        $1,830,412           $1,447,679
                                                                        ========                  ========


(4)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $9,964 and $6,490 in the quarters ended September 30, 1996 and 1995, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $62,119 and $59,019 representing 5% of gross monthly operating revenues from the properties during the quarters ended September 30, 1996 and 1995, respectively.

                          BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                September 30, 1996
                                                    (Unaudited)


(5)     Mortgage Loans Payable

        The first mortgage loans are secured by the land, apartment units and all other improvements on the four apartment properties. These loans are for an original term of 7 years with interest only payments at 9.6%. Since October, 1994, monthly payments have been based on a 30-year amortization schedule with a balloon payment due at the end of the 7 year term. Interest expense of $461,390 and $484,685 was paid during the quarters ended September 30, 1996 and 1995, respectively.

        The mortgage loans matured on September 1, 1996. The Fund refinanced these loans with Columbus Bank & Trust. The terms of the commitment provide for interest only payments of prime plus 1% in monthly installments. The new loans total $20,400,000 and provided proceeds sufficient to satisfy the repayment of the old mortgage loans, as well as all costs of the refinancing. The commitment provides for repayment of the new loans at the end of 12 months. The Fund is required to pay a commitment fee of one point payable in advance in quarterly installments.


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

                         BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1996, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,706,340 and accounts payable and accrued expenses of $636,164. Restricted cash represents amounts retained from tenants for security deposits and totaled $124,072 at September 30, 1996. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents increased $325,910 during the third quarter of 1996. This increase represents the net effect of $334,257 in cash provided by operating activities, $25,592 utilized for capital expenditures, pay down of first mortgage balances of $22,451, proceeds of $177,451 from the refinancing of the existing debt and distributions to investors of $137,755.

         In November 1996 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the third quarter.

         On August 27, 1996, the Fund closed on interim one year, interest only loans payable in September 1997. This loan will serve the financial needs of the Fund until it selects a permanent financial solution for the repayment of its debt. The terms of the interim financing provide for interest only payments of prime (8.25% at September 30, 1996) plus 1% in monthly installments. The new loans total $20,400,000 and provided proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing.


Results of Operations

         Rental revenues for both the third quarter and first nine months of 1996 were 5% and 4% higher, respectively, than the same periods in 1995. These increases were the result of rental rate increases implemented at the properties over the last twelve months. Additional revenue increases were related to management's increased focus on corporate rental units. For the first nine months of 1996, revenue from corporate rental units totaled approximately $28,000.

         Total expenses during the third quarter of 1996 were down 4% as compared to the same period in 1995. This decrease was largely due to a reduction in maintenance and repairs needed at the properties. The 1995 maintenance and repairs expenditures reflected exterior painting on two of the Fund's four properties. For the first nine months of 1996 expenses were marginally higher than during the same period in 1995.

         Overall occupancy for the Fund's properties averaged 93% during the third quarter of 1996. For the first nine months of 1996, the Fund had a total occupancy level of 91%. These percentages represent decreases of 1% and 2%, respectively, from the same periods in 1995 and are primarily the result of lower occupancies at the Southland Station and Park Place properties. Occupancy at Park Place averaged 89% during the first nine months of 1996, a 7% decrease over the same period in 1995. Southland Station's occupancy averaged 87% for the first nine months of 1996, a 1% decrease over the same period in 1995.

         The Hidden Lake property, located in Union City, Georgia, had an average occupancy rate of 96% during the third quarter of 1996. This occupancy was equal to the rate recorded during the same period of 1995. This stabilized occupancy rate has allowed management to increase rental rates for all unit types.

         During the third quarter of 1996, the High Ridge property, located in Athens, Georgia, achieved an average occupancy of 92%, a 4% decrease from the same period in 1995. The propensity of renters to purchase or build houses has been a major factor in this decreased occupancy. Over the past few months, rental rates have increased and led to a 6% increase in revenue for the first nine months of 1996, as compared to the same period in 1995. A recently implemented corporate rental program has met great success and has increased revenue by approximately $15,000 during the first nine months of 1996.

                         BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                             Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations
Results of Operations (continued)

         Occupancy at Park Place averaged 93% for third quarter of 1996, a 3% drop from the 96% occupancy attained during the third quarter of 1995. Total revenues increased 7% during the first nine months of 1996, as compared to the same period in 1995. This increase is attributed to rental rate increases that have been implemented during the first nine months of the year.

         During the third quarter of 1996, Southland Station had an average occupancy rate of 91%, a 3% increase over the same period in 1995. For the first nine months of 1996, occupancy averaged 87%, a slight decrease from the same period of 1995. Total revenues during the first nine months of 1996 decreased 3% when compared to the same period in 1995. The decision by would-be renters to purchase or build a house has challenged the property's operations. A comprehensive marketing program that includes an emphasis on corporate rental units was recently implemented, and should return the property to its historically strong, stabilized occupancy levels.


Flournoy Development Company

         Flournoy Development Company, an affiliate of the Fund's Development General Partner, John F. Flournoy, has been evaluating the feasibility of reorganizing its operations into a Real Estate Investment Trust. It appears that the REIT could be formed as early as the first quarter of 1997, at which time Flournoy Development Company would hope to acquire the four properties owned by the Fund. If this process continues to advance, Flournoy Development Company's proposal, along with a consent form, will be distributed to each of the Fund's investors.

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



                                         BROWN-FLOURNOY EQUITY INCOME FUND
                                                          LIMITED PARTNERSHIP



DATE:        11/11/96                    By:    /s/ John M. Prugh
                                                  John M. Prugh
                                            President and Director
                      Brown Equity Income Properties, Inc.
                                            Administrative General Partner



DATE:        11/11/96                    By:     /s/ Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                      Brown Equity Income Properties, Inc.
                                            Administrative General Partner