Form 10-K
period 1996-12-31
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1997-03-20
CIK 796333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
{ X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended        December 31, 1996
                               ----------------------------

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

                    Yes     X                             No

     As of December 31, 1996, there were 26,900 Units of Class A Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.
                      Documents Incorporated by Reference

The Annual Report for 1996 is incorporated by reference.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


                                                       INDEX

                                                                  Page(s)
                                                                 --------
Part I

     Item 1.  Business                                              3-4
     Item 2.  Properties                                             4
     Item 3.  Legal Proceedings                                      4
     Item 4.  Submission of Matters to a Vote of Security Holders    4


Part II


     Item 5.  Market for Registrant's Common Equity
                  and Related Stockholder Matters                    5
     Item 6.  Selected Financial Data                                6
     Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               6-7
     Item 8.  Financial Statements and Supplementary Data            8
     Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                8

Part III

     Item 10. Directors and Executive Officers of the Registrant    8-9
     Item 11. Executive Compensation                                9-10
     Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                    10
     Item 13. Certain Relationships and Related Transactions        10


Part IV


     Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                               10-13

              Signatures                                            14

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

     The Fund's objectives are to (I) preserve and protect  investors'  capital;
(ii) obtain capital appreciation through increases in the value of the Properties; (iii) provide quarterly cash distributions to investors from income generated by the Properties' rental income; and (iv) provide investors with tax deductions to shelter a portion of cash distributions.

     The General Partners of the Fund are Brown Equity Income Properties, Inc., a Maryland corporation (the "Administrative General Partner"), and John F. Flournoy (the "Development General Partner").

    A minimum of 6,455 units and a maximum of 27,000 units were registered under the Securities and Exchange Act of 1933, as amended. During 1986 and 1987, all 27,000 units were sold, and the Registrant's net proceeds available for investment aggregated $25,110,000 (gross proceeds of $27,000,000 less selling commissions and offering and promotion expenses paid of $1,797,300 and volume discounts of $92,700).

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

     The mortgage loans matured on September 1, 1996 and the Fund refinanced these loans with Columbus Bank & Trust. The terms of the new loans provide for interest only payments of prime plus 1% (9.25% at the time of refinancing) in monthly installments beginning on October 1, 1996. The new loans totaled $20.4 million and provided proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing. The fund is required to pay a commitment fee of one point payable in advance in quarterly installments. The new loans will mature on August 27, 1997. The Fund intends to repay these balances with proceeds from mortgage refinancing or other capital transactions.

     The Fund's residential apartment communities face competition with similar properties in their locations. The competition is based on the properties proximity to area employers and commercial and retail facilities. In addition, consideration has been given to the comparability of quality, amenities, rental rates and unit sizes. The Fund's annual report discusses operations and current leasing information for the properties and is incorporated by reference in Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, herein.

     Pursuant to the terms of a property management agreement with the Fund, each of the Properties is managed by Flournoy Properties, Inc., the property manager, and the agreement is now renewable on a year-to-year basis. The
                                                      -3-

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP
property manager receives a property management fee for each Property of 5% of gross monthly operating revenues of the Property. Under the terms of each of the property management agreements, the property manager is responsible for performing, or paying others to perform on its behalf, all leasing-related and other property management services for the properties. The management and administration of the Fund is performed by the General Partners or an affiliate thereof.


Item 2.  Properties

     The Fund owns the land and improvements as described below:

Name and Location of Property


              Description of Property

                    1996 Rental Income

Southland Station
Warner Robins
Houston County, Georgia A 160-unit garden apartment community consisting of twelve two-story buildings, a swimming pool, tennis courts and a clubhouse on approximately 15 acres of land.
$ 1,110,559



Park Place
Spartanburg County,
South Carolina
A  184-unit  garden  apartment   community   consisting  of  thirteen  two-story
buildings, a swimming pool, tennis courts and a clubhouse on approximately 14.4 acres of land.
  1,250,520
Hidden Lake - Phase Two
Union City, Fulton County,
Georgia
A  160-unit  garden  apartment   community   consisting  of  thirteen  two-story
buildings. The property shares two swimming pools, tennis courts, a sport court and a clubhouse with an existing 160-unit apartment complex adjacent to the site and is located on approximately 16.2 acres of land.
  1,073,673
High Ridge
Athens, Clarke County,
Georgia
A 160-unit garden apartment community consisting of eleven two-and-three-story buildings, swimming pools, tennis courts and a clubhouse on approximately 18 acres of land.
  1,365,157
     For additional information on the properties, reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.


Item 3.    Legal Proceedings

     The Fund is not subject to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP





                                                      PART II




Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters

     An established public trading market for the Units does not exist and the Fund does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Fund may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

o the transfer of Units would result in 50% or more of all Units having been transferred by assignment or otherwise within a 12-month period

o the transfer of Units would cause the Partnership to be classified other than a partnership for federal income tax purposes

o the transfer of Units would cause the Partnership to terminate for federal income tax purposes


     Any transfer of an Interest by a Limited Partner shall also comply with the following conditions:

o    no actions may be taken with respect to a fraction of a Unit

o a Limited Partner must transfer all of his Units if he would otherwise retain less than five units (or two units in the case of an IRA)

o all transfers must be made in compliance with minimum purchase requirements and all other requirements of applicable securities laws, the evidence for which compliance shall be submitted by the Limited Partner to the General Partners


     As of December 31, 1996, there were 1,150 holders of Units of the registrant, owning an aggregate of 27,000 units. In 1996, the Fund made four quarterly distributions from operations totaling $551,020. In 1995, the Fund made four quarterly distributions from operations totaling $551,020 and a special distribution from settlement proceeds received in 1994 of $275,511. In 1994, the Fund made four quarterly distributions from operations totaling $551,020, and a special distribution of financing proceeds to Class A Limited Partners of $800,000. In 1993, the Fund made four quarterly distributions from operations totaling $551,020. In 1992, the Fund made four quarterly distributions from operations of $385,818 and $165,202 from working capital reserves, aggregating $551,020.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 6.  Selected Financial Data

     Revenues and net earnings (loss) information furnished below is for the years ended December 31:

                              1996              1995           1994             1993            1992
Revenues:
Rental income            $  4,799,909    $  4,644,851    $  4,451,569    $  4,244,572    $  4,012,849
Interest income                61,955          67,677          49,805          57,850          77,481
Gain on settlement
   of lawsuit                    --           299,228            --              --              --
Net loss                     (371,349)       (116,742)       (411,601)       (497,282)       (718,240)
Net loss per Unit              (13.48)          (4.24)         (14.94)         (18.05)         (26.07)

Total assets               16,006,582      16,786,004      17,842,224      19,656,345      20,591,485

Mortgage loans
   payable                 20,400,000      20,200,950      20,326,886      20,356,533      20,356,533

Partners'
   capital (deficit)       (4,921,350)     (3,998,981)     (3,005,708)     (1,293,087)       (244,785)
Cash distributions
paid per Unit:
   Operations                   20.00           20.00           20.00           20.00           20.00
   Settlement proceeds                          10.00            --              --              --
   Financing proceeds            --                             29.63            --              --

     The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.


Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Liquidity and Capital Resources

     At December 31, 1996, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,356,475 and accounts payable and accrued expenses of $417,042. Restricted cash represents amounts retained from tenants for security deposits and totaled $110,890 at December 31, 1996. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

     Cash and cash equivalents increased $19,686 during 1996. This increase represents the net effect of $740,244 in cash provided by operating activities, $201,394 disbursed for capital expenditures, $121,936 in net proceeds from mortgage refinancing, $90,080 disbursed as principal payments on first mortgage debt and distributions to investors of $551,020.

     In February 1997 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from cash generated by operations.

     On August 27, 1996, the Fund closed interim one year, interest only loans payable in September 1997. These loans will serve the financial needs of the Fund until it selects a permanent financial solution for the repayment of its debt. The terms of the interim financing provide for interest only payments of prime (8.25% at December 31, 1996) plus 1% in monthly installments. The new loans totaled $20,400,000 and provided proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

Results of Operations

     During 1996 and 1995, rental income increased 3% and 4%, respectively. These increases can be attributed to rental rate increases that were implemented during these time periods.

     Interest income totaled $61,955 in 1996, a 3% decrease from the $67,676 earned in 1995. A decrease in interest rates led to this decline.

     Total operating expenses (excluding depreciation, amortization and interest expenses) increased $58,395 in 1996, a 3% increase from 1995. This increase is due primarily to higher marketing expenses and certain costs associated with holding vacant units. In 1995, total operating expenses increased 11% over 1994, due to higher maintenance and repairs and utility expenses.

     Occupancy for the Fund's properties averaged 93% during 1996, a slight decrease from the 94% average reported in 1995. During 1996 and 1995 the Fund's properties experienced heightened competition from the construction of new apartment communities. This additional competition placed certain strains on the Properties' occupancy and also limited their ability to implement major rental rate increases. While the Fund's occupancy declined 1% in 1996, rental income increased 3%, due largely to the performance of the Hidden Lake, Park Place and High Ridge properties. Substantial market pressures led to a 3% decline in rental income at the Southland Station property.

     In 1996, the High Ridge property, located in Athens, Georgia, achieved an average occupancy of 93%, a 4% decrease from 1995. This decline is attributable to market pressures brought about by the construction of new apartment communities. In light of the decrease in occupancy, High Ridge experienced a 3% increase in rental income due in part to an increase in corporate rentals.

     Occupancy at the Hidden Lake property averaged 97% during 1996, a slight increase from 1995's average of 96%. A marginal increase in rents and an increase in the number of corporate rentals, led to a 5% increase in rental income during 1996.

     The Park Place property, located in Spartanburg, South Carolina experienced a 6% increase in rental revenue in 1996. This increased revenue is attributable to a $25 per unit increase that management implemented at the beginning of the year. While occupancy experienced a decline falling to 83%, immediately after the rent increase, it finished the year at 97%. During 1996 the occupancy averaged 92% a slight decline from the 93% recorded in 1995.

     The Southland Station property, achieved an average occupancy of 90% during 1996, a slight decrease from 1995's average of 92%. This decrease in occupancy is due in large part to market conditions that have affected Warner Robins, Georgia. The decision by the government to hold off certain military operations has led to a reduction in the number of personnel at the Warner Robins Air Force base. This event combined with the completion of several new apartment communities has placed pressure on management's ability to keep the Property leased. The decline in occupancy caused rental income to drop 3% in 1996 from 1995.

     New apartment communities continue to be built in many markets in the Southeastern United States. In particular, the markets in which the Fund's properties are located have experienced new competition. As these new communities have been built, management's ability to substantially increase rental rates has been limited. In addition, the increased supply of apartments has caused certain challenges in the leasing of the properties. It appears that the construction of new apartments will continue in certain markets during 1997. Management intends to meet these challenges in the upcoming year through its ongoing marketing programs and commitment to high tenant service. The general condition of the Fund's properties is good, due to the recent painting of the properties, allowing them to compete with the new competition.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP


Item 8.  Financial Statements and Supplementary Data

     Index to Financial Statements and Financial Statement Schedule

                                                                Page(s)
                                                     Herein       Annual Report

Independent Auditors' Report                            11                 5
Balance Sheets                                                             6
Statements of Operations                                                   7
Statements of Partners' Capital (Deficit)                                  8
Statements of Cash Flows                                                   9
Notes to Financial Statements                                          10-15
Financial Statement Schedule
        Schedule III - Real Estate and
        Accumulated Depreciation                     12-13


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

     The directors and executive officers of the Fund are as follows:

     The Development General Partner

     John F. Flournoy, age 56, the Development General Partner, is the majority shareholder and Chief Executive Officer of Flournoy Development Company, a Georgia corporation that he organized in 1967 for the purpose of engaging in real estate development. Flournoy Construction Company, the general contractor for the Properties, is a wholly-owned subsidiary of Flournoy Development Company. Mr. Flournoy is also the majority shareholder of Flournoy Properties, Inc., the property manager of the properties.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

     The Development General Partner (continued)

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

     The following individuals are the directors and principal officers of Brown Equity Income Properties, Inc.:

     John M. Prugh, age 48, has been a Director and President of the General Partner since 1986 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 44, has been a Director and Vice President of the General Partner since 1986 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 50, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska- Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 40, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert E. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

     There is no family relationship among the Development General Partner or the officers and directors of the Administrative General Partner.


Item 11.  Executive Compensation

     The Development General Partner and the officers and directors of the Administrative General Partner received no compensation from the Partnership.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP



Item 11.  Executive Compensation (continued)

     The General Partners are entitled to receive a share of cash distributions and a share of profits and losses as described in the Limited Partnership Agreement, Article IV. (See Note 8, "Partners Capital (Deficit)" in Item 8. Financial Statements, herein).

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

     There are no arrangements, known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

     The General Partners and their affiliates have engaged in and are permitted to engage in transactions with the Fund.

     For a summary of fees paid to the General Partners and their affiliates for
the  three  years  ended   December  31,  1996,   see  Note  5,  "Related  Party
Transactions", in Item 8, Financial Statements and Supplementary Data, herein.




                                                     PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) 1. Financial Statements: See Index to Financial Statements and Financial Statement Schedule in Item 8 on Page 8.

             2. Financial Statement Schedule:See Index to Financial Statements and Financial Statement Schedule in Item 8 on Page 8.

             3.  Exhibits:
                 (3, 4) Limited Partnership Agreement on pages 1 through 32 of Exhibit B to the Fund's Registration Statement on
                          Form S-11 (File No. 33-6924) included herein by reference.

                 (13)     Annual Report for 1996.

         (b) Reports on Form 8-K:   None.

                                           INDEPENDENT AUDITORS' REPORT




The Partners
Brown-Flournoy Equity Income Fund
   Limited Partnership:


Under date of January 17, 1997, we reported on the balance sheets of Brown-Flournoy Equity Income Fund Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                     KPMG PEAT MARWICK LLP


Baltimore, Maryland
January 17, 1997

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

           COLUMN A             COLUMN B              C O L U M N   C        COLUMN D                         C O L U M N   E

                                    COST CAP.
                                                                             SUB. TO   GROSS AMOUNT AT WHICH CARRIED
                                          INITIAL COST TO PARTNERSHIP        ACQUIS.   AT CLOSE OF PERIOD

                                                                   FURN.      FURN.                             FURN.
                               ENCUMBER-                BLDG &     FIX. &     FIX. &                BLDG &      FIX. &
         DESCRIPTION             ANCES        LAND     IMPROVE.    EQUIP.     EQUIP.      LAND     IMPROVE.     EQUIP.      TOTAL

SOUTHLAND STATION              $4,910,000     126,553  5,120,677   413,993     105,236    126,553  5,120,677     519,229  5,766,459
WARNER ROBINS, GEORGIA
160 Unit garden apartment
community on approxmiately
15 acres

PARK PLACE                      5,810,000     582,423  5,555,384   590,632     105,178    582,423  5,555,384     695,810  6,833,617
SPARTANBURG, SOUTH CAROLINA
184 Unit garden apartment
commumity on approximately
14.4 acres

HIDDEN LAKE II                  4,570,000     180,542  4,803,053   496,575     148,156    180,542  4,803,053     644,731  5,628,326
UNION CITY, GEORGIA
160 Unit garden apartment
commumity on approximately
16.2 acres

HIGH RIDGE                      5,110,000     316,432  4,938,629   450,534      93,362    316,432  4,938,629     543,896  5,798,957
ATHENS, GEORGIA
160 Unit garden apartment
community on approximately
18 acres

                              $20,400,000   1,205,950 20,417,743 1,951,734     451,932  1,205,950 20,417,743   2,403,666 24,027,359


(1)                                           1996                             1995                              1994

                                              REAL       ACCUM                 REAL       ACCUM                  REAL       ACCUM
                                             ESTATE      DEPR.                ESTATE      DEPR.                 ESTATE      DEPR.

        BALANCE AT BEGINNING OF PERIOD    $23,825,965  8,625,140           $23,454,037  7,586,973            $23,683,165  6,567,276
        ADDITIONS                             201,394  1,047,007                88,700  1,038,167                 54,100  1,019,697
        DEDUCTIONS                                                             283,228                          (283,228)

       BALANCE AT CLOSE OF PERIOD         $24,027,359 $9,672,147           $23,825,965 $8,625,140            $23,454,037 $7,586,973

(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $24,027,359 AT DECEMBER 31, 1996.

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

(5) DEDUCTION IS DUE TO IMPAIRMENT TO ASSETS RESULTING FROM DEFECTIVE MATERIALS AND SUBSEQUENT REIMBURSEMENT OF SETTLEMENT PROCEEDS.

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

           COLUMN A             COLUMN F    COLUMN G   COLUMN H   COLUMN I


                                                                 LIFE ON WHICH
                                                                 DEPRECIATION IN
                                                                 LATEST INCOME
                                 ACCUM      DATE OF      DATE    STATEMENT IS
         DESCRIPTION              DEPR       CONST.    ACQUIRED   COMPUTED

SOUTHLAND STATION               2,440,690  1986/1987     1986    Real Prop. - 25 yr S/L
WARNER ROBINS, GEORGIA                                           Pers. Prop. - 10 yr S/L
160 Unit garden apartment
community on approxmiately
15 acres

PARK PLACE                      2,674,335  1986/1987     1987    Real Prop. - 25 yr S/L
SPARTANBURG, SOUTH CAROLINA                                      Pers. Prop. - 10 yr S/L
184 Unit garden apartment
commumity on approximately
14.4 acres

HIDDEN LAKE II                  2,313,058  1986/1987     1987    Real Prop. - 25 yr S/L
UNION CITY, GEORGIA                                              Pers. Prop. - 10 yr S/L
160 Unit garden apartment
commumity on approximately
16.2 acres

HIGH RIDGE                      2,244,064     1987       1987    Real Prop. - 25 yr S/L
ATHENS, GEORGIA                                                  Pers. Prop. - 10 yr S/L
160 Unit garden apartment
community on approximately
18 acres
                                9,672,147


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


                                            BROWN-FLOURNOY EQUITY INCOME FUND
                                                     LIMITED PARTNERSHIP


DATE:         3/18/97                       BY:           /s/ John F.  Flournoy
                                                     John F. Flournoy
                                                     Development General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:         3/19/97                       BY:             /s/ John M.  Prugh
                                           John M. Prugh
                                           President and Director
                                           Brown Equity Income Properties, Inc.
                                           Administrative General Partner


DATE:         3/19/97                       BY:            /s/ P.  E.  Bancroft
                                           Peter E. Bancroft
                                           Vice President and Director
                                           Brown Equity Income Properties, Inc.
                                           Administrative General Partner


DATE:         3/19/97                       BY:           /s/ Terry F.  Hall
                                            Terry F. Hall
                                            Secretary
                                            Brown Equity Income Properties, Inc.
                                            Administrative General Partner



DATE:        3/19/97                        BY:        /s/ Timothy M.  Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown Equity Income Properties, Inc.
                                            Administrative General Partner