Form 10-Q
period 1997-03-31
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1997-05-14
CIK 796333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended       March 31, 1997        Commission file number   0-15747

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

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Balance Sheets
(Unaudited)

                                                  March 31,        December 31,
                                                     1997              1996

Assets

 Investment in real estate                      $ 14,110,887      $ 14,355,212
 Cash and cash equivalents                         1,420,428         1,467,365
 Other assets
  Accounts receivable, including $5,460 due
   affiliates as of March 31, 1997                    26,333            19,744
  Prepaid expenses                                    51,200            70,500
  Loan fees, less accumulated amortization
   of $140,732 and $73,434, respectively              77,463            93,761

 Total other assets                                  154,996           184,005

Total assets                                    $ 15,686,311      $ 16,006,582


Liabilities and Partners' Capital

 Accounts payable and accrued expenses including
  $32,170 and $28,941 due to affiliates, respect$    419,618      $    417,042
 Tenant security deposits                             99,425           110,890
 Mortgage loans payable                           20,400,000        20,400,000

 Total liabilities                                20,919,043        20,927,932


 Partners' Capital
  General Partners                                  (259,197)         (252,969)
  Limited Partners
   Class A - $1,000 stated value per unit;
    27,000 units outstanding                      (4,973,635)       (4,668,481)
   Class B                                               100               100

 Total partners' capital                          (5,232,732)       (4,921,350)

Total liabilities and partners' capital         $ 15,686,311      $ 16,006,582

See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Operations
For the three months ended March 31,
(Unaudited)

                                             1997            1996

Revenues
 Rental income                           $1,144,916      $1,150,058
 Interest income                             14,573          13,935

                                          1,159,489       1,163,993


Expenses
 Compensation and related benefits          142,806         117,063
 Utilities                                   68,363          67,197
 Property taxes                              93,007          90,498
 Insurance                                   19,300          17,871
 Advertising                                 27,774          29,673
 Maintenance and repairs                     83,202          99,663
 Property management fee                     57,246          57,503
 Other                                        7,851           7,686
 Administrative and professional fees        29,998          16,983
 Interest expense                           471,750         484,556
 Depreciation of property and equipment     264,521         255,780
 Amortization of loan fees                   67,298          18,547

                                          1,333,116       1,263,020

Net loss                                 $ (173,627)     $  (99,027)


Net loss per unit of Class A limited
 partnership interest                    $    (6.30)     $    (3.59)


See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Partners' Capital
For the three months ended March 31,
          (Unaudited)

                                             Class A     Class B
                                 General     Limited     Limited
                                 Partners    Partner     Partners     Total


Balance at December 31, 1996   $ (252,969)$ (4,668,481)$      100 $ (4,921,350)

Net loss                           (3,473)    (170,154)          -    (173,627)

Distributions to partners          (2,755)    (135,000)          -    (137,755)


Balance at March 31, 1997      $ (259,197)$ (4,973,635)$      100 $ (5,232,732)



Balance at December 31, 1995   $ (234,522)$ (3,764,559)$      100 $ (3,998,981)

Net loss                           (1,981)     (97,046)          -     (99,027)

Distributions to partners          (2,755)    (135,000)          -    (137,755)


Balance at March 31, 1996      $ (239,258)$ (3,996,605)$      100 $ (4,235,763)


See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Cash Flows For the nine months ended March 31, (Unaudited)

                                                            1997                 1996

Cash flow from operating activities
 Net loss                                             $      (173,627)     $       (99,027)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation of property and equipment                     264,521              255,780
   Amortization of loan fees                                   67,298               18,547
   Changes in assets and liabilities
    (Increase) decrease in accounts receivable                 (6,589)               2,245
    Decrease in prepaid expenses                               19,300               17,870
    Increase  in accounts payable and accrued expenses          2,576              (28,209)
    (Decrease) increase in tenant security deposits           (11,465)                   7

Net cash provided by operating activities                     162,014              167,213

Cash flows from investing activities-
 additions to investment in real estate                       (20,196)             (40,768)

Cash flows from financing activities
 Decrease in mortgage loans payable                                  -             (33,411)
 Financing costs                                              (51,000)                    -
 Distributions to investors                                  (137,755)            (137,755)

Net cash used in financing activities                        (188,755)            (171,166)


Net increase (decrease) in cash and cash equivalents          (46,937)             (44,721)

Cash and cash equivalents
 Beginning of period                                        1,467,365            1,447,679

 End of period                                        $     1,420,428      $     1,402,958



See accompanying notes to financial statements

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


(1)     The Fund and Basis of Preparation

        The accompanying financial statements of Brown-Flournoy Equity Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1996 Annual Report.

(2)     Investment in Real Estate

        Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and is summarized as follows:

                                                                March 31, 1997            December 31, 1996

              Land                                               $  1,205,950               $  1,205,950
              Buildings                                            20,417,743                 20,417,743
              Furniture, fixtures and equipment                     2,423,862                  2,403,666

                                                                   24,047,555                 24,027,359
              Less:  accumulated depreciation                       9,936,668                  9,672,147

              Total                                               $14,110,887                $14,355,212

(3)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                                March 31, 1997            December 31, 1996

        Cash and money market                                     $   473,773                $   532,655
        Certificates of deposit with interest rates
              of 5.2% 1997 and ranging from
              5.5% to 5.6% in 1996                                    946,655                    934,710

                                                                   $1,420,428                 $1,467,365

(4)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $14,078 and $12,780 in the quarters ended March 31, 1997 and 1996, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $57,246 and $57,503 representing 5% of gross monthly operating revenues from the properties during the quarters ended March 31, 1997 and 1996, respectively.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)

(5)     Mortgage Loans Payable

        The Fund's General Partners secured first mortgage loans aggregating $20.8 million on August 30, 1989 which were secured by the land, apartment units and all other improvements to the four apartment properties. These loans were for an original term of 7 years with interest only payments at 9.6%. Interest only was payable monthly through September 1994, and thereafter monthly payments were based on a 30- year amortization schedule with a balloon payment due at the end of the 7 year term.

        The mortgage loans matured on September 1, 1996. The Fund refinanced these loans with Columbus Bank & Trust. The terms of the new loans provide for interest only payments of prime plus 1% in monthly installments and a term of one year. The new loans total $20,400,000 and provided proceeds sufficient to satisfy the repayment of the old mortgage loans, and all costs of the refinancing. The Fund is required to pay a commitment fee of one point payable in advance in quarterly installments. The Fund intends to repay these balances with proceeds from mortgage refinancing or other capital transactions.

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

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1997, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,321,003 and accounts payable and accrued expenses of $419,618. Restricted cash represents amounts retained from tenants for security deposits and totaled $99,425 at March 31, 1997. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents decreased $46,937 during the first quarter of 1997. This decrease represents the net effect of $162,014 in cash provided by operating activities, $20,196 utilized for capital expenditures, loan fees paid of $51,000 and distributions to investors of $137,755.

         In May 1997 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the first quarter.

         On August 27, 1996, the Fund closed on interim one year, loans that mature in September 1997. These loans will serve the financial needs of the Fund until it selects a permanent financial solution for the repayment of its debt. The terms of the interim financing, provide for interest only payments of prime (8.50% at March 31, 1997) plus 1% in monthly installments. The new loans totaled $20,400,000 and provided proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing.


Results of Operations

         The Fund experienced a slight decline in rental revenues during the first quarter of 1997. Rental revenues totaled $1,144,916 during the first quarter of 1997, a decline of $5,142 from the same period in 1996. This decline is primarily attributable to the operations at the High Ridge property, which experienced a 9.6% drop in rental revenue. All three of the Fund's remaining properties experienced growth in rental revenues during this period.

         Operating expenses increased 2.5% during the first quarter of 1997, as compared to the same period in 1996. This increase is largely attributable to additional payroll expenses at the Park Place property. In particular, certain ground maintenance activities which had previously been contracted out, are now performed in-house. Performing this work internally led to the hiring of two additional employees.

         Overall occupancy for the Fund's properties during the first quarter of 1997 remained consistent with the same period of 1996, averaging 88%.

         Occupancy at the Hidden Lake property, located in Union City, Georgia, averaged 91% during the first quarter of 1997, a decline of 4% from the same period in 1996. In spite of the lower occupancy, total revenue remained consistent with 1996 due to higher rental rates on most unit types.

         The High Ridge property, located in Athens, Georgia, achieved an average occupancy during the quarter of 79%, a 13% drop from the 92% recorded during 1996. The Athens market has recently started to feel the effects of a surge in apartment construction. As the supply of units has increased, the demand has remained relatively flat, placing strong competitive forces on all apartment communities. Many of the newer properties have implemented deep concession packages to try and entice residents to move out of their existing communities. In an effort to mitigate this situation, management has recently implemented a comprehensive marketing package to retain tenants, while at the same time attracting new ones. Management has also been soliciting local companies in an effort to boost corporate rental income.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations (continued)

         Located in Spartanburg, South Carolina, the Park Place property achieved an average occupancy of 88% during the first quarter of 1997. An increase of 5% from the 83% recorded during 1996. This strong gain in occupancy led to a 7% increase in revenues. The Spartanburg apartment market continues to be challenged by new competition and high turnover from tenants seeking short term occupancy while they build or buy a house. Management is keenly aware of these challenges and is actively reviewing various marketing plans to help meet these challenges. In particular, management has responded by developing a strong corporate rental program. This program includes direct marketing to nearby corporate employers to seek out six to twelve months stays by personnel on temporary assignment to the area. Operating expenses during the quarter were 7% higher due to certain costs associated with performing ground maintenance which had previously been outsourced.

         The Southland Station property, located in Warner Robins, Georgia, experienced a slight increase in occupancy during the first quarter of 1997, contributing to a 2% increase in revenues as compared to the same period in 1996. While management is pleased with the property's improved operations during the quarter, it is keenly aware of the challenges presented by the local economy. The health of the region's economy is largely tied to the Warner Robins Air Force Base, its largest employer.

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



                        BROWN-FLOURNOY EQUITY INCOME FUND
                                                          LIMITED PARTNERSHIP



DATE:           5/9/97                    By:    /s/ John M. Prugh
                                  John M. Prugh
                                            President and Director
                      Brown Equity Income Properties, Inc.
                         Administrative General Partner



DATE:           5/9/97                   By:     /s/ Timothy M. Gisriel
                               Timothy M. Gisriel
                                            Treasurer
                      Brown Equity Income Properties, Inc.
                         Administrative General Partner