Form 10-Q
period 1997-06-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1997-08-12
CIK 796333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended       June 30, 1997        Commission file number   0-15747

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

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Balance Sheets
(Unaudited)

                                                                 June 30,        December 31,
                                                                   1997              1996

Assets

 Investment in real estate                                    $ 13,895,264      $ 14,355,212
 Cash and cash equivalents                                       1,477,739         1,467,365
 Other assets
  Accounts receivable                                               24,769            19,744
  Prepaid expenses                                                  32,302            70,500
  Loan fees, less accumulated amortization
   of $208,031 and $73,434, respectively                            60,991            93,761

 Total other assets                                                118,062           184,005

Total assets                                                  $ 15,491,065      $ 16,006,582


Liabilities and Partners' Capital

 Accounts payable and accrued expenses including
  $30,188 and $28,941 due to affiliates, respectively         $    543,503      $    417,042
 Tenant security deposits                                          102,450           110,890
 Mortgage loans payable                                         20,400,000        20,400,000

 Total liabilities                                              21,045,953        20,927,932


 Partners' Capital
  General Partners                                                (265,640)         (252,969)
  Limited Partners
   Class A - $1,000 stated value per unit;
    27,000 units outstanding                                    (5,289,348)       (4,668,481)
   Class B                                                             100               100

 Total partners' capital                                        (5,554,888)       (4,921,350)

Total liabilities and partners' capital                       $ 15,491,065      $ 16,006,582


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



See accompanying notes to financial statements

  BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

             Statements of Partners' Capital
            For the six months ended June 30,
                       (Unaudited)

                                                                        Class A     Class B
                                                            General     Limited     Limited
                                                            Partners    Partner     Partners     Total


Balance at December 31, 1996                              $ (252,969)$ (4,668,481)$      100 $ (4,921,350)

Net loss                                                      (7,161)    (350,867)          -    (358,028)

Distributions to partners                                     (5,510)    (270,000)          -    (275,510)


Balance at June 30, 1997                                  $ (265,640)$ (5,289,348)$      100 $ (5,554,888)



Balance at December 31, 1995                              $ (234,522)$ (3,764,559)$      100 $ (3,998,981)

Net loss                                                      (4,296)    (210,496)          -    (214,792)

Distributions to partners                                     (5,510)    (270,000)          -    (275,510)


Balance at June 30, 1996                                  $ (244,328)$ (4,245,055)$      100 $ (4,489,283)


      See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

                                                                    1997                 1996


Cash flow from operating activities
 Net loss                                                     $      (358,028)     $      (214,792)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation of property and equipment                             527,121              522,037
   Amortization of loan fees                                          134,597               37,094
   Changes in assets and liabilities
    Increase in accounts receivable                                    (5,025)             (11,948)
    Decrease in prepaid expenses                                       38,198               35,578
    Increase  in accounts payable and accrued expenses                126,461              101,004
    (Decrease) increase in tenant security deposits                    (8,440)               2,367

Net cash provided by operating activities                             454,884              471,340

Cash flows from investing activities-
 additions to investment in real estate                               (67,173)             (71,378)

Cash flows from financing activities
 Decrease in mortgage loans payable                                          -             (67,629)
 Financing costs                                                     (101,827)                    -
 Distributions to investors                                          (275,510)            (275,510)

Net cash used in financing activities                                (377,337)            (343,139)


Net increase in cash and cash equivalents                              10,374               56,823

Cash and cash equivalents
 Beginning of period                                                1,467,365            1,447,679

 End of period                                                $     1,477,739      $     1,504,502



See accompanying notes to financial statements

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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

(2)     Investment in Real Estate

        Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and is summarized as follows:

                                                                 June 30, 1997            December 31, 1996

              Land                                               $  1,205,950               $  1,205,950
              Buildings                                            20,417,743                 20,417,743
              Furniture, fixtures and equipment                     2,470,839                  2,403,666

                                                                   24,094,532                 24,027,359
              Less:  accumulated depreciation                      10,199,268                  9,672,147

              Total                                               $13,895,264                $14,355,212

(3)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                                 June 30, 1997            December 31, 1996

        Cash and money market                                     $   518,963                $   532,655
        Certificates of deposit with interest rates
              ranging from 5.16 to 5.2% in 1997 and
              5.0% to 5.6% in 1996                                    958,776                    934,710

                                                                   $1,477,739                 $1,467,365

(4)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $10,917 and $20,149 in the quarters ended June 30, 1997 and 1996, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $56,997 and $59,642 representing 5% of gross monthly operating revenues from the properties during the quarters ended June 30, 1997 and 1996, respectively.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

        The mortgage loans matured on September 1, 1996. The Fund refinanced these loans with Columbus Bank & Trust. The terms of the new loans provide for interest only payments of prime plus 1% in monthly installments for one year. The new loans total $20,400,000 and provided proceeds sufficient to satisfy the repayment of the old mortgage loans, and all costs of the refinancing. The Fund is required to pay a commitment fee of one point payable in advance in quarterly installments. Columbus Bank & Trust has agreed to extend these loans to December 31, 1997 at no additional cost to the Fund. The Fund intends to repay these balances with proceeds from mortgage refinancing or other capital transactions.

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

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 1997 the Fund had a working capital position of unrestricted cash and cash equivalents of $1,375,289 and accounts payable and accrued expenses of $543,503. Restricted cash represents amounts retained from tenants for security deposits and totaled $102,450 at June 30, 1997. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents increased $57,311 during the second quarter of 1997. This increase represents the net effect of $292,870 in cash provided by operating activities, $46,977 utilized for capital expenditures, financing costs of $50,827 and distributions to investors of $137,755.

         In August 1997 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the second quarter.

         On August 27, 1996 the Fund closed on interim one year loans that mature in September 1997. Columbus Bank and Trust, the lender, has agreed to extend these loans to December 31, 1997. These loans will serve the financial needs of the Fund until it selects a permanent financial solution for the repayment of its debt. The terms of the interim financing provide for interest only payments of prime (8.50% at June 30, 1997) plus 1% in monthly installments. The new loans totaled $20,400,000 and provided proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing.

Results of Operations

         For the second quarter and first six months of 1997 rental revenues declined 4% and 2%, respectively, from the same periods in 1996. The decline in revenues is largely attributable to lower occupancy at the High Ridge property. Excluding High Ridge, the Fund experienced modest increases in rental revenues during these periods.

         Total expenses increased 1% and 3% during the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. The higher expenses are attributable to additional loan fees and compensation costs. The Fund experienced higher loan fees when it became obligated to pay Columbus Bank & Trust a 1% origination fee (paid quarterly) on its new mortgage loans. Compensation costs increased because certain landscaping functions, which had previously been contracted out, are now being performed internally at the Park Place property. Performing this work internally required the hiring of two additional staff members.

         Occupancy for the Fund's properties averaged 88% during the second quarter of 1997, a 3% decline from the same period in 1996. During the first half of the year the Fund achieved an average occupancy of 89%, a 1% decline from the first half of 1996. These lower rates are directly attributable to lower occupancy at the High Ridge property. Occupancy at High Ridge declined 13% and 11% during the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996.

         The Park Place property, located in Spartanburg, South Carolina, experienced a 2% decline in occupancy during the second quarter of 1997 when compared to the same period in 1996. In spite of the lower occupancy, revenues increased 3% due to higher corporate rental income.

         The operations at the High Ridge property, located in Athens, Georgia, have been severely challenged over the past six months due to several recently completed apartment communities. Occupancy averaged 78% during the second quarter of 1997, a decline of 13% from the same period in 1996. This decrease is due largely to the migration of tenants to newly constructed apartment communities. In an effort to combat this situation, management performed an extensive market survey of the competitive properties. Through this survey it was determined that many of the new properties had lower rents. Management adjusted rents to compete with the new properties and subsequent to the rental adjustment, occupancy has increased to 93%.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
Results of Operations (continued)

         Occupancy during the second quarter of 1997 averaged 91% at the Hidden Lake property, located in Union City, Georgia, a decrease from the 95% recorded in the second quarter of 1996. Management has recently implemented a new corporate marketing campaign to reverse this decline.

         The operations at the Southland Station property, located in Warner Robins, Georgia, showed marked improvement during the first half of 1997. Occupancy increased 5% during this period when compared to the same period in 1996. This higher occupancy level led to a 2% increase in total revenues.

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



                                            BROWN-FLOURNOY EQUITY INCOME FUND
                                                          LIMITED PARTNERSHIP



DATE:           8/8/97                    By:    /s/ John M. Prugh
                                            John M. Prugh
                                            President and Director
                                          Brown Equity Income Properties, Inc.
                                            Administrative General Partner



DATE:           8/8/97                   By:     /s/ Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                         Brown Equity Income Properties, Inc.
                                            Administrative General Partner