Form 10-Q/A
period 1997-06-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1997-08-19
CIK 796333

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

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Operations
(Unaudited)

                                                            Three Months Ended      Six Months Ended
                                                              June 30,   June 30,     June 30,   June 30,
                                                                1997       1996         1997       1996

Revenues
 Rental income                                              $1,139,939 $1,192,847   $2,284,855 $2,342,905
 Interest income                                                16,210     14,354       30,783     28,289

                                                             1,156,149  1,207,201    2,315,638  2,371,194


Expenses
 Compensation and related benefits                             155,932    134,181      298,738    251,244
 Utilities                                                      68,364     70,597      136,727    137,794
 Property taxes                                                 93,006     92,998      186,013    183,496
 Insurance                                                      19,300     17,977       38,600     35,848
 Advertising                                                    28,213     31,596       55,987     61,269
 Maintenance and repairs                                        73,417    116,645      156,619    216,308
 Property management fee                                        56,997     59,642      114,243    117,145
 Other                                                           6,961      9,003       14,812     16,689
 Administrative and professional fees                           17,728     22,314       47,726     39,297
 Interest expense                                              490,733    483,209      962,483    967,765
 Depreciation of property and equipment                        262,600    266,257      527,121    522,037
 Amortization of loan fees                                      67,299     18,547      134,597     37,094

                                                             1,340,550  1,322,966    2,673,666  2,585,986

Net loss                                                    $ (184,401)$ (115,765)  $ (358,028)$ (214,792)


Net loss per unit of Class A limited
 partnership interest                                       $    (6.69)$    (4.20)  $   (13.00)$    (7.80)



See accompanying notes to financial statements

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