Form 10-Q
period 1997-09-30
BROWN FLOURNOY EQUITY INCOME FUND LTD PARTNERSHIP
filed 1997-11-13
CIK 796333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended  September 30, 1997        Commission file number   0-15747

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

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Balance Sheets
(Unaudited)

                                                                September 30,       December 31,
                                                                    1997                1996

Assets

 Investment in real estate                                    $    13,669,417      $ 14,355,212
 Cash and cash equivalents                                          1,589,304         1,467,365
 Other assets
  Accounts receivable                                                  28,671            19,744
  Prepaid expenses                                                     12,994            70,500
  Loan fees, less accumulated amortization
   of $269,023 and $73,434, respectively                                     -           93,761

 Total other assets                                                    41,665           184,005

Total assets                                                  $    15,300,386      $ 16,006,582


Liabilities and Partners' Capital

 Accounts payable and accrued expenses including
  $31,745 and $28,941 due to affiliates, respectively         $       631,116      $    417,042
 Tenant security deposits                                             101,431           110,890
 Mortgage loans payable                                            20,400,000        20,400,000

 Total liabilities                                                 21,132,547        20,927,932


 Partners' Capital
  General Partners                                                   (271,185)         (252,969)
  Limited Partners
   Class A - $1,000 stated value per unit;
    27,000 units outstanding                                       (5,561,076)       (4,668,481)
   Class B                                                                100               100

 Total partners' capital                                           (5,832,161)       (4,921,350)

Total liabilities and partners' capital                       $    15,300,386      $ 16,006,582



See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements of Operations
(Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                             September 30,  September 30,   September 30,  September 30,
                                                                 1997           1996            1997           1996

Revenues
 Rental income                                              $   1,199,481  $   1,242,376   $   3,484,336  $   3,585,281
 Interest income                                                   16,872         16,019          47,655         44,308

                                                                1,216,353      1,258,395       3,531,991      3,629,589


Expenses
 Compensation and related benefits                                154,812        128,949         453,550        380,193
 Utilities                                                         76,588         75,295         213,315        213,089
 Property taxes                                                    93,006         90,084         279,019        273,580
 Insurance                                                         19,308         17,897          57,908         53,745
 Advertising                                                       27,495         19,885          83,482         81,154
 Maintenance and repairs                                           66,917        120,271         223,536        336,579
 Property management fee                                           59,974         62,119         174,217        179,264
 Other                                                              7,439          9,099          22,251         25,788
 Administrative and professional fees                              25,011         18,531          72,737         57,828
 Interest expense                                                 495,267        483,783       1,457,750      1,451,548
 Depreciation of property and equipment                           269,062        260,514         796,183        782,551
 Amortization of loan fees                                         60,992         33,936         195,589         71,030

                                                                1,355,871      1,320,363       4,029,537      3,906,349

Net loss                                                    $    (139,518) $     (61,968)  $    (497,546) $    (276,760)


Net loss per unit of Class A limited
 partnership interest                                       $       (5.06) $       (2.25)  $      (18.06) $      (10.05)


See accompanying notes to financial statements

  BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

             Statements of Partners' Capital
         For the nine months ended September 30,
                       (Unaudited)


                                                                        Class A     Class B
                                                            General     Limited     Limited
                                                            Partners    Partner     Partners     Total


Balance at December 31, 1996                              $ (252,969)$ (4,668,481)$      100 $ (4,921,350)

Net loss                                                      (9,951)    (487,595)          -    (497,546)

Distributions to partners                                     (8,265)    (405,000)          -    (413,265)


Balance at September 30, 1997                             $ (271,185)$ (5,561,076)$      100 $ (5,832,161)



Balance at December 31, 1995                              $ (234,522)$ (3,764,559)$      100 $ (3,998,981)

Net loss                                                      (5,535)    (271,225)          -    (276,760)

Distributions to partners                                     (8,265)    (405,000)          -    (413,265)


Balance at September 30, 1996                             $ (248,322)$ (4,440,784)$      100 $ (4,689,006)

      See accompanying notes to financial statements

BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

Statements  of Cash Flows For the nine months  ended  Septmber  30,  (Unaudited)

                                                                    1997                1996


Cash flow from operating activities
 Net loss                                                     $      (497,546)     $    (276,760)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation of property and equipment                             796,183            782,551
   Amortization of loan fees                                          195,589             71,030
   Changes in assets and liabilities
    Increase in accounts receivable                                    (8,927)              (639)
    Decrease in prepaid expenses                                       57,506             53,214
    Increase  in accounts payable and accrued expenses                214,195            182,671
    Decrease in tenant security deposits                               (9,459)            (6,470)

Net cash provided by operating activities                             747,541            805,597

Cash flows from investing activities-
 additions to investment in real estate                              (110,388)           (96,970)

Cash flows from financing activities
 Decrease in mortgage loans payable                                          -           (90,080)
 Proceeds from mortgage loan refinancing                                     -        20,400,000
 Repayment of mortgage loans                                                 -       (20,110,870)
 Financing costs                                                     (101,828)          (111,679)
 Distributions to investors                                          (413,265)          (413,265)

Net cash used in financing activities                                (515,093)          (325,894)


Net increase in cash and cash equivalents                             122,060            382,733

Cash and cash equivalents
 Beginning of period                                                1,467,365          1,447,679

 End of period                                                $     1,589,425      $   1,830,412


See accompanying notes to financial statements

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                September 30, 1997
                                                    (Unaudited)


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

(2)     Investment in Real Estate

        Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and is summarized as follows:

                                                            September 30, 1997            December 31, 1996

              Land                                             $  1,205,950                 $  1,205,950
              Buildings                                          20,417,743                   20,417,743
              Furniture, fixtures and equipment                   2,514,054                    2,403,666

                                                                 24,137,747                   24,027,359
              Less:  accumulated depreciation                    10,468,330                    9,672,147

              Total                                             $13,669,417                  $14,355,212

(3)     Cash and Cash Equivalents

        The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of the following, stated at cost, which approximates market value.

                                                            September 30, 1997            December 31, 1996

        Cash and money market                                   $   618,252                  $   532,655
        Certificates of deposit with interest rates
              ranging from 5.16 to 5.2% in 1997 and
              5.0% to 5.6% in 1996                                  971,052                      934,710

                                                                 $1,589,304                   $1,467,365

(4)     Related Party Transactions

        Brown Equity Income Properties, Inc., the Administrative General Partner, billed the Fund $11,443 and $9,964 in the quarters ended September 30, 1997 and 1996, respectively, for reimbursement of the cost of administrative services and expenses made on behalf of the Fund. Flournoy Properties, Inc., an affiliate of the Development General Partner, is the managing agent for the properties and earned a management fee of $59,974 and $62,119 representing 5% of gross monthly operating revenues from the properties during the quarters ended September 30, 1997 and 1996, respectively.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                                           Notes to Financial Statements
                                                September 30, 1997
                                                    (Unaudited)

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

(6)     Subsequent Event

        The General Partners of the Fund have executed a Purchase and Sale Agreement dated October 14, 1997 with Mid-America Apartments L.P. to sell each of the Fund's four apartment communities ("Properties") for approximately $30 million. A Definitive Proxy Statement has been filed with the Securities and Exchange Commission and the Consent Form and Consent Solicitation Statement have been distributed to holders of record of Class A Limited Partnership interests ("Unitholders"). The sale of the properties is contingent on the consent of a majority of the Unitholders. Upon consummation of the sale, the Fund will receive approximately $9,625,000 in cash consideration (sales price less assumed debt of $20.4 million), that along with any other remaining Fund assets will be available for distribution to Unitholders. The General Partners estimate that each Unitholder will receive approximately $385 per Unit (prior to any state or local withholding requirements) and be allocated taxable gain of approximately $588 per unit.

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

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1997, the Fund had a working capital position of unrestricted cash and cash equivalents of $1,487,873 and accounts payable and accrued expenses of $631,116. Restricted cash represents amounts retained from tenants for security deposits and totaled $101,431 at September 30, 1997. The working capital balance represents reserves for future contingencies that were established from mortgage loan proceeds and are deemed sufficient to meet the Fund's liquidity requirements even under very pessimistic operating scenarios. Reserves may be distributed as the General Partners deem appropriate.

         Cash and cash equivalents increased $111,687 during the third quarter of 1997. This increase represents the net effect of $292,657 in cash provided by operating activities, $43,215 utilized for capital expenditures and distributions to investors of $137,755.

         In November 1997 the Fund made a cash distribution to its investors of $137,755. This distribution was derived from unrestricted cash available at the end of the third quarter.

         On August 27, 1996, the Fund closed on interim one year loans that matured in September 1997. Columbus Bank and Trust, the lender, has agreed to extend these loans to December 31, 1997. These loans will serve the financial needs of the Fund until it selects a permanent financial solution for the repayment of its debt. The terms of the interim financing provide for interest only payments of prime (8.50% at September 30, 1997) plus 1% in monthly installments. The new loans totaled $20,400,000 and provided proceeds sufficient to satisfy the repayment of the existing mortgage loans, as well as all costs of the refinancing.

Results of Operations

         Rental revenues during the third quarter and first nine months of 1997 declined 3% when compared to the same periods in 1996. These decreases in rental revenues are largely attributable to the operations at the High Ridge property. During the first nine months of 1997, rental revenue at High Ridge declined 9% as compared to the same period in 1996. This decline in rental revenue is due primarily to lower occupancy levels at High Ridge during the first half of 1997. Improved occupancy levels at High Ridge during the third quarter, reduced the decline in rental revenues during the period to 1% when compared to the third quarter of 1996.

         Total expenses during the third quarter and first nine months of 1997 increased 3% as compared to the same periods in 1996. These increases were largely due to additional compensation, advertising and administrative expenditures. The increase in compensation expense relates to the hiring of additional leasing personnel at certain properties. Compensation expenses also increased due to management's decision to perform certain landscaping functions internally at the Park Place property, which had previously been contracted out. Increased advertising expenses were largely attributable to increased expenditures at the High Ridge property.

         Occupancy for the Fund's properties during the third quarter of 1997 remained consistent with the same period of 1996, averaging 93%. For the first nine months of 1997, occupancy at the Fund's properties averaged 90%, a decline of 1% from 1996.

         The Park Place property, located in Spartanburg, South Carolina, attained an average occupancy of 92% for third quarter of 1997, a 1% drop from the same period of 1996. For the first nine months of 1997 total revenues remain consistent with the same period in 1996. Competition from recently completed apartment communities has minimized management's ability to implement substantive rental rate increases during the past 12 months. While management has been unable to dramatically increase base rental rates, it has worked hard to secure corporate rental income. During the first nine months of 1997, corporate rental income increased approximately $10,000 from 1996.

         Occupancy at the Hidden Lake property averaged 95% during the third quarter of 1997, a modest decline from 1996. Rental revenues during the third quarter and first nine months of 1997, remained essentially unchanged from the same periods in 1996.

              BROWN-FLOURNOY EQUITY INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
Results of Operations

         During the third quarter of 1997 the High Ridge property, located in Athens, Georgia, achieved an average occupancy of 94%, a 2% increase from the same period in 1996. The 94% occupancy attained during the third quarter of 1997 is a dramatic increase from the 80% that was recorded during the first six months of 1997. Management has been faced with certain leasing challenges brought about by the recent construction of new apartment communities. Total revenues declined approximately 9% during the first nine months of 1997 as compared to the same period in 1996. This decline is largely due to lower occupancy levels during the first half of 1997. During the third quarter of 1997, total revenues declined 1% from the previous year. Management is keenly aware of the challenges brought about by the newly constructed apartment communities, and continues to work hard to restore the High Ridge property to its historically strong operational levels.

         The Southland Station property, located in Warner Robins Georgia, attained an average occupancy of 92%, during the third quarter and first nine months of 1997. This level of occupancy represents increases of 1% and 5% from the third quarter and first nine months of 1996, respectively. In spite of the increased occupancy, total rental revenue declined approximately 2% during the first nine months of 1997, as compared to 1996. Management continues to face operational challenges brought about by recently constructed apartment communities, as well as the migration of would- be renters to purchase or build houses. In an effort to deal with these challenges, management has adjusted rents to be more competitive with the surrounding properties.

         All four properties remain in excellent condition.


Sale of Properties

         The General Partners of the Fund have executed a Purchase and Sale Agreement dated October 14, 1997 with Mid-America Apartments L.P. to sell each of the Fund's four apartment communities ("Properties") for approximately $30 million. A Definitive Proxy Statement has been filed with the Securities and Exchange Commission and the Consent Form and Consent Solicitation Statement have been distributed to holders of record of Class A Limited Partnership interests ("Unitholders"). The sale of the properties is contingent on the consent of a majority of the Unitholders. Upon consummation of the sale, the Fund will receive approximately $9,625,000 in cash consideration (sales price less assumed debt of $20.4 million), that along with any other remaining Fund assets will be available for distribution to Unitholders. The General Partners estimate that each Unitholder will receive approximately $385 per Unit (prior to any state or local withholding requirements) and be allocated taxable gain of approximately $588 per unit.

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

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

               The General Partners of the Fund have executed a Purchase and Sale Agreement dated October 14, 1997 with Mid-America Apartments
           L.P. to sell each of the Fund's four apartment communities ("Properties") for approximately $30 million. A Definitive Proxy Statement has been filed with the Securities and Exchange Commission and the Consent Form and Consent Solicitation Statement have been distributed to holders of record of Class A Limited Partnership interests ("Unitholders"). The sale of the properties is contingent on the consent of a majority of the Unitholders.

Item 6.     Exhibits and Reports on Form 8-K

                  a)  Exhibits:
                       (10) Purchase and Sale Agreement dated October 14, 1997.

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



                                   BROWN-FLOURNOY EQUITY INCOME FUND
                                                 LIMITED PARTNERSHIP



DATE:       11/10/97                       By:     /s/   John M. Prugh
                                                  John M. Prugh
                                   President and Director
                                   Brown Equity Income Properties, Inc.
                                   Administrative General Partner



DATE:       11/10/97                       By:     /s/     Timothy M. Gisriel
                                   Timothy M. Gisriel
                                   Treasurer
                                   Brown Equity Income Properties, Inc.
                                   Administrative General Partner
                                      -10-